Form 10-K
period 1996-06-01
MORRISON HEALTH CARE INC
filed 1996-08-29
CIK 1007507

17




                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
(Mark One)
 X    Annual Report Pursuant to Section 13 or 15(D) of The Securities
Exchange Act of 1934 (Fee Required)
For the fiscal year ended June 1, 1996

                                    OR

      Transition Report Pursuant to Section 13 or 15(D) of The Securities Exchange Act of 1934 (No Fee Required)
For the transition period from                 to

                          Commission file number 1-14194

                             MORRISON HEALTH CARE, INC.
                (Exact name of Registrant as specified in charter)

 GEORGIA                                                           63-1155966
 (State or other jurisdiction of          (I.R.S. Employer identification No.)
 incorporation or organization)

 1955 Lake Park Drive, Suite 400, Smyrna, GA                       30080-8855
 (Address of principal executive offices)                           (Zip Code)

 Registrant's telephone number, including area code:           (770) 437-3300

 Securities Registered Pursuant to Section 12(b) of The Act:
                                       Name of each exchange
      Title of each class               on which registered

  $0.01 par value Common Stock        New York Stock Exchange

 Securities Registered Pursuant to Section 12(g) of The Act:

      None
     (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

 The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 9, 1996 as reported on the New York Stock Exchange, was approximately $104,006,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 9, 1996 was 11,852,694.

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 1, 1996 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated
 August 23, 1996 are incorporated by reference into Part III.

                                  INDEX

  PART I
                                                            Page
                                                           Number
Item 1.        Business                                     3-6

Item 2.        Properties                                    6

Item 3.        Legal Proceedings                             6

Item 4.        Submission of Matters to a Vote of            6
               Security Holders

               Executive Officers of the Company            7-8

  PART II

Item 5.        Market for the Registrant's Common Equity     9
               and Related Stockholder Matters

Item 6.        Selected Financial Data                       9

Item 7.        Management's Discussion and Analysis of       9
               Financial Condition and Results of
               Operations

Item 8.        Financial Statements and Supplementary        9
               Data

Item 9.        Changes in and Disagreements with             9
               Accountants on Accounting and Financial
               Disclosure

  PART III

Item 10.       Directors and Executive Officers of the       10
               Registrant

Item 11.       Executive Compensation                        10

Item 12.       Security Ownership of Certain Beneficial      10
               Owners and Management

Item 13.       Certain Relationships and Related             10
               Transactions

  PART IV

Item 14.       Exhibits, Financial Statement Schedules,    11-14
               and Reports on Form 8-K


PART I
Item 1.     Business.

Introduction

Effective March 9, 1996, Morrison Restaurants Inc., a Delaware corporation ("MRI"), distributed to its shareholders all of the issued and outstanding shares of common stock of Morrison Health Care, Inc. (the "Company"), which held the health care food and nutrition services assets and business of MRI. As a result of the Distribution, MRI's shareholders received one share of Company common stock for every three shares of MRI held.

General

Morrison Health Care, Inc., a Georgia corporation, was spun off from Morrison Restaurants Inc. in March 1996. MHCI is the only national, public company focused exclusively on providing food and nutrition services to health care facilities. The Company's mission is "to be the leading provider of food and nutrition services to the health care industry, fully committed to maximizing quality and value in everything the Company does for its clients, customers, team members and shareowners". With contracts in 31 states and Washington D.C., MHCI is one of the leading providers of food and nutrition services to hospitals and other health care facilities across North America.

The Company's food service business has its origins in the health care food service operations developed by it in the early 1950's. The Company has expanded through its own marketing and sales force and by acquiring other food service businesses. In August 1994, the Company sold certain of its education, business and industry ("B&I") contracts and assets and closed the remaining B&I accounts. This divestiture, which left the Company with only health care contracts, allowed the Company to concentrate its capital and management team in the health care industry which Management believes has a better opportunity for growth and profitability.

Operations

Morrison Health Care, Inc. operates the food and nutrition services departments of hospitals and other health care facilities. These departments typically include retail outlets for staff and visitors and patient food and nutrition services. MHCI accounts range in size from 100 bed specialty hospitals to facilities with over 2,000 beds. The Company has operations in 31 states and Washington, D.C. Approximately 75% of the accounts are in hospitals.

MHCI has capitalized on its retail heritage in operating restaurants to bring a retail-oriented mentality to health care clients. Along with managing the food service facilities, the Company also provides dietary services to some of the largest hospitals in America.

The Company provides its clients with the flexibility to adjust programs, staffing and service plans to meet the changing needs of the industry. MHCI offers its clients programs designed to reduce costs and increase customer (patients and staff) satisfaction. To better serve its clients and provide them with specialized expertise, MHCI's staff is organized into regional teams. Each team includes a regional vice president, nutrition services specialist, culinary specialist, human resources director, support services coordinator and a director of business development who are dedicated to sharing the best industry practices and performance improvement ideas. The regional teams are supported by a corporate staff that includes nutrition services, marketing, sales, human resources, legal, finance, layout and design and culinary services.

MHCI offers its services pursuant to three general types of contracts:(i) profit and loss (or guaranteed cost) contract, where MHCI assumes the risk of profit or loss for the food service operation; (ii) management fee contract, where the client reimburses MHCI for all costs incurred in providing the services contracted for and a negotiated fixed management fee for supervising the client's food and nutrition services operations; and(iii) management fee contract with incentives and penalties, under which MHCI manages the client's food and nutrition operations on a management fee basis, with the amount of the management fee determined based on the achievement of predetermined goals. Approximately 50% of MHCI's accounts are operated pursuant to management fee contracts, although management fee contracts with incentives and penalties are becoming more popular. Substantially all of MHCI's contracts were awarded during a bidding process.

In addition, MHCI operates "branded concept" restaurants such as Morrison Fresh Cooking, Pizza Hut and Taco Bell, on client premises. These branded concepts accounts are operated pursuant to license arrangements with the appropriate restaurant company. Currently, MHCI has 13 license arrangements with nationally recognized restaurant companies.

MHCI markets its services nationwide through its business development specialists and business development directors. Each business development specialist focuses on potential clients in a specific territory pursuant to a marketing plan. The business development specialists report to and are supported by business development directors. The business development directors also market MHCI's services to large national accounts such as hospital systems. In addition, MHCI personnel market to existing clients to cross-sell additional services and increase sales of existing services to complement the facility's food services department.

Research and Development

The Company does not engage in any material research and development activities. Numerous studies are made, however, on a continuing basis, to improve menus, equipment, and methods of operations.

Raw Materials

Raw materials essential to the operation of the Company's business are obtained principally through national food distributors. The Company negotiates directly with the primary suppliers to obtain high quality products and services at competitive prices. The Company uses short-term purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at customer location, MHCI's requirements for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at customer locations. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities where the Company operates. The Company has entered into a purchasing arrangement with Ruby Tuesday, Inc.("RTI") and Morrison Fresh Cooking, Inc. ("MFCI") to maintain the volume purchasing bargaining position enjoyed by the Company prior to its spin-off.

Trademarks of the Company

The Company has registered certain trademarks and service marks with the United States Patent and Trademark Office including the Pro-Health Diningr trademark. The Company believes that this and other related marks are important to its business. Registrations of trademarks expire from 2000 to 2009, unless renewed.

Seasonality

The Company's revenues are not seasonal to any significant degree.

Working Capital Practices

Cash provided by operations, along with borrowings under the Company's revolving lines of credit, are used to pay dividends, invest in new units and renovate existing units.

Additional information concerning the working capital of the Company is incorporated herein by reference to information presented within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1996 Annual Report to Stockholders.

Customer Dependence

No material part of the business of the Company is dependent upon a single customer, or a very few customers, the loss of any one of which would have a material adverse effect on the Company.

Government Contracts

There is no material portion of the Company's business that is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the Government.

Competition

The health care food and nutrition services business is highly competitive. The Company competes with national and regional food contract companies that offer the same type of services as the Company. Management believes that competition in health care food and nutrition services is based on pricing, quality of services and reputation. Management believes that it compares favorably with its competition in these areas.

Government Compliance

The Company is subject to various licensing and regulations at both the state and local levels for items such as sanitation, health and fire safety, all of which could affect the operation of an existing account. The Company's business is also subject to various other regulations at the federal level such as fair labor standards, occupational safety and health regulations. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on the Company's operations.

Environmental Compliance

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Personnel

The Company employs approximately 3,100 full-time and part-time employees. The Company believes that working conditions are favorable and employee compensation is comparable with its competition.


Item 2.  Properties.

MHCI professionally manages food service departments on client-owned property and, therefore, does not own any significant amounts of property. Vending services on client-owned facilities complement this program. Under the terms of certain contracts, MHCI is required to make rent payments to its clients. See Note 5 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders for the fiscal year ended June 1, 1996.

Facilities and equipment are repaired and maintained to assure their adequacy, productive capacity and utilization. The corporate headquarters is located in approximately 14,000 square feet of a leased building in Smyrna, Georgia. The headquarters' lease term ends in 2001 with annual average lease payments of approximately $239,000. The Company also has administrative offices in a leased building in Mobile, Alabama. This office has a lease term ending in 2001 with average annual lease payments of approximately $105,000.

Item 3.  Legal Proceedings.

The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of Management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.






Executive Officers of the Company

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 9, 1996 is provided below.


Name                     Age      Position with the Company


G. A. Davenport      42     President, Chief Executive Officer and
                              Director
K. W. Engwall        48     Senior Vice President, Finance
                              and Assistant Secretary
J. E. Fountain       45     Vice President, General Counsel and
                              Secretary
J. D. Underhill      51     Senior Vice President, Sales and
                              Marketing
G. L. Anderson       41     Senior Vice President
C. L. Kolesar        43     Senior Vice President
F. G. Michels        58     Senior Vice President


     Glenn A. Davenport has been President and Chief Executive Officer of the Company since the Distribution in March 1996. He was President of the Health Care Division of MRI's Morrison Group from November 1993 until the Distribution in March 1996. Prior thereto, he served as Senior Vice President, Hospitality Group from February 1990 through November 1993 and in various other capacities since joining MRI in November 1973.

     K. Wyatt Engwall has been Senior Vice President, Finance and Assistant Secretary of the Company since the Distribution in March 1996. Prior thereto, he was Vice President, Controller of MRI's Ruby Tuesday Group from January 1994 until March 1996. He served as Vice President of Financial Planning of MRI from January 1993 through January 1994, Vice President and Controller of MRI's Contract Dining Division from October 1991 through January 1993 and as Controller of MRI's former MMS (Contract Dining) Division from October 1986 through October 1991. Mr. Engwall joined MRI in 1983 as a Financial Systems Analyst.

     John E. Fountain has been Vice President, General Counsel and Secretary of the Company since the Distribution in March 1996. He was Vice President, Legal of MRI's Morrison Group from August 1994 until March 1996. He served as Senior Attorney of MRI from December 1991 through August 1994. Prior thereto, he served as Staff Attorney of MRI from October 1978 through December 1991.

     Jerry D. Underhill has been Senior Vice President, Sales and Marketing of the Company since the Distribution in March 1996.
He was Senior Vice President of Retail Development of the Health Care Division of MRI's Morrison Group from September 1995 until March 1996. Prior thereto, he was Senior Vice President of Development of the Family Dining Division of MRI's Morrison Group from March 1993 to September 1995. Mr. Underhill was President of Mid-Continent Restaurants (currently known as Bravo Restaurants) from July 1988 to March 1993.



     Gregory L. Anderson has been a Senior Vice President of the Company since the Distribution in March 1996. He was Division Vice President of the Health Care Division of MRI's Morrison Group from April 1995 until March 1996. He was Vice President, Human Resources of MRI's Health Care Division from July 1994 to April 1995. Prior thereto, Mr. Anderson served as Senior Director of Employee Relations of the KFC Division of PepsiCo ("KFC") from June 1994 to July 1994, Director of Human Resources of KFC from October 1992 to June 1994 and Region Manager of Human Resources of KFC from February 1990 to October 1992 and as Zone Manager of Human Resources of the Taco Bell Division of PepsiCo from May 1988 to February 1990.

     Carolyn L. Kolesar has been a Senior Vice President of the Company since the Distribution in March 1996. She was Division Vice President of the Health Care Division of MRI's Morrison Group from April 1995 until March 1996. Prior thereto, she served as Regional Vice President of MRI's Health Care Division from July 1988 to April 1995.

     Frances G. Michels has been Senior Vice President, Support Services of the Company since the Distribution in March 1996.
She was Senior Vice President of Support Services of the Health Care Division of MRI's Morrison Group from January 1996 until March 1996. Prior thereto, she served MRI's Health Care Division in various capacities, including as Vice President of Nutrition Services from December 1984 through January 1996, Area Manager for Operations and Nutrition Services from January 1982 through December 1984, Consulting Dietitian for the Health Care Division from June 1974 through January 1982, Food Service Director from July 1973 through June 1974, and Chief Therapeutic Dietitian from June 1970 through July 1973.


PART II

Item 5.  Market for the Registrant's Common Equity and Related
       Stockholder Matters.

Certain information required by this item is incorporated herein by reference to Note 12 of the Notes to Consolidated Financial
Statements of the Registrant's Annual Report to Stockholders for the fiscal year ended June 1, 1996.

At June 1, 1996 the Company had $86,000 available for dividend payments.

Item 6.  Selected Financial Data.

The information contained under the caption "Selected Financial
Data" of the Registrant's Annual Report to Stockholders for the fiscal year ended June 1, 1996 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the Registrant's Annual Report to Stockholders for the fiscal year ended June 1, 1996 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Stockholders for the fiscal year ended June 1, 1996, are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended
     June 1, 1996, June 3, 1995 and June 4, 1994.

    Consolidated Balance Sheets - As of June 1, 1996 and June 3, 1995.

     Consolidated Statements of Stockholders' Equity -Fiscal years ended June 1, 1996, June 3, 1995 and June 4, 1994.

     Consolidated Statements of Cash Flows - Fiscal years ended
     June 1, 1996, June 3, 1995 and June 4, 1994.

     Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 26, 1996, relating to the Registrant's annual meeting of stockholders to be held on September 26, 1996.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive
Officers of the Company."

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Election of Directors - Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 26, 1996 relating to the Registrant`s annual meeting of stockholders to be held on September 26, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 26, 1996, relating to the Registrant's annual meeting of stockholders to be held on September 26, 1996.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the definitive proxy statement of the Registrant dated August 26, 1996, relating to the Registrant's annual meeting of stockholders to be held on September 26, 1996.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.
(a) The following documents are incorporated by reference into or are filed as part of this report:

     1.  Financial Statements:

        The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 1, 1996, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                 Page Reference
                                                 in paper version
                                                 of Annual Report
                                                 to Shareholders
         Consolidated Statements of Income for
         the fiscal years ended June 1, 1996,
         June 3, 1995 and June 4, 1994                    24

         Consolidated Balance Sheets as of
         June 1, 1996 and June 3, 1995                    25

         Consolidated Statements of Stockholders' Equity
         for the fiscal years ended June 1, 1996,
         June 3, 1995 and June 4, 1994                    27

         Consolidated Statements of Cash Flows
         for the fiscal years ended June 1, 1996,
         June 3, 1995 and June 4, 1994                    26

         Notes to Consolidated Financial Statements       28 - 39

         Report of Independent Auditors                   40

                                                 Page Reference
                                                   in Form 10K
     2.  Financial statement schedules:

         Schedule II - Valuation and Qualifying
         Accounts for the fiscal years ended June 1,
         1996, June 3, 1995 and June 4, 1994              17

     Financial statement schedules other than those shown above are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

    3.    Exhibits

          The following exhibits are filed as part of this report:



                          MORRISON HEALTH CARE, INC.
                               LIST OF EXHIBITS

Exhibit
Number                          Description

3.1 Amended and Restated Articles of Incorporation of Morrison Health Care, Inc.*

3.2               Bylaws of Morrison Health Care, Inc.*

4.1 Specimen Common Stock Certificate (to be filed by amendment).+

4.2 Amended and Restated Articles of Incorporation of Morrison Health Care, Inc. (filed as
                  Exhibit 3.1 hereto).

4.3               Bylaws of Morrison Health Care, Inc. (filed as
                  Exhibit 3.2 hereto).

4.4               Form of Rights Agreement between Morrison
                  Health Care, Inc. and AmSouth Bank of Alabama, as
                  Rights Agent.+

4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto).

10.1              Form of Distribution Agreement among Morrison
                  Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.*

10.2 Form of Amended and Restated Tax Allocation and Indemnification Agreement among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John
                  C. Metz & Associates, Inc., Morrison
                  International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Galaxy Management, Inc., Manask Food Service, Inc., Morrison of New Jersey, Inc., Tias, Inc. and Morrison Health Care, Inc.*

10.3              Form of Agreement Respecting Employee Benefit
                  Matters among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care,
                  Inc.+

10.4              Form of License Agreement between Morrison
                  Fresh Cooking, Inc. and Morrison Health Care, Inc.*

10.5              Form of License Agreement between Ruby Tuesday, Inc.
                  and Morrison Health Care, Inc.*

10.6              Form of Amended and Restated Operating
                  Agreement of MRT Purchasing, LLC among Morrison
                  Restaurants Inc., Ruby Tuesday, Inc., Morrison
                  Fresh Cooking, Inc. and Morrison Health Care, Inc.*

10.7              Form of Morrison Health Care, Inc. 1996 Stock
                  Incentive Plan.+

10.8              Form of Morrison Health Care, Inc. Stock
                  Incentive and Deferred Compensation Plan for
                  Directors.+

10.9              Form of 1996 Non-Executive Stock Incentive
                  Plan.+

10.10             Form of Morrison Health Care, Inc. Executive
                  Supplemental Pension Plan.+

10.11             Form of Morrison Health Care, Inc. Management
                  Retirement Plan.+

10.12             Form of Morrison Health Care, Inc. Salary
                  Deferral Plan together with related form of Trust
                  Agreement.+

10.13             Form of Morrison Health Care, Inc. Deferred
                  Compensation Plan and related form of Trust
                  Agreement.+

10.14             Form of Morrison Health Care, Inc. Executive
                  Group Life and Executive Accidental Death and
                  Dismemberment Plan.+

10.15             Form of Morrison Health Care, Inc. Executive
                  Life Insurance Plan.+

10.16 Form of Indemnification Agreement to be entered into with executive officers and directors.*

10.17 Form of Change of Control Agreement to be entered into with executive officers.+

10.18             Non-Qualified Stock Option Agreement between
                  Morrison Restaurants Inc. and Eugene E. Bishop.+

10.19             Non-Qualified Stock Option Agreement between
                  Morrison Restaurants Inc. and Samuel E. Beall, III.+

11                Statement regarding computation of per share earnings.

13 Annual Report to Shareholders for the fiscal year ended June1, 1996 (Only portions specifically incorporated by reference in the Form 10K are incorporated herewith.)

21.1              List of subsidiaries of Morrison Health Care, Inc.

23                Consent of Independent Auditors.

27                Financial Data Schedule.



* Incorporated by reference to Exhibit of the same number in the Registrant's Registration Statement on Form 10 filed with the Commission on February 8, 1996.

+ Incorporated by reference to Exhibit of the same number in the Registrant's amendment to Registration Statement on Form 10/A filed with the Commission on February 29, 1996.


(b)   Reports on Form 8-K

      The following report was filed on Form 8-K during the most recent fiscal quarter:

      1.   Current Report on Form 8-K filed with the Commission on
           March 15, 1966 reporting the distribution of the Registrant's common stock and the Credit Agreement with SunTrust Bank, Atlanta.

                                SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MORRISON HEALTH CARE, INC.


       Date 08/23/96            By:/s/ Glenn A. Davenport
                                   Glenn A. Davenport
                                   President, Chief Executive
                                   Officer and Director



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Date 08/23/96            By:/s/ Glenn A. Davenport
                                   Glenn A. Davenport
                                   President, Chief Executive
                                   Officer and Director


       Date 08/23/96            By:/s/ K. Wyatt Engwall
                                   K. Wyatt Engwall
                                   Senior Vice President,
                                   Finance and Assistant Secretary
                                   (Principal Accounting Officer)


       Date 08/22/96            By:/s/ J. B. McKinnon
                                   J. B. McKinnon
                                   Chairman of the Board


       Date 08/27/96            By:/s/ Claire L. Arnold
                                   Claire L. Arnold
                                   Director


       Date 08/22/96            By:/s/ E. Eugene Bishop
                                   E. Eugene Bishop
                                   Director





       Date 08/23/96            By:/s/ Arthur R. Outlaw, Jr.
                                   Arthur R. Outlaw, Jr.
                                   Director


       Date 08/26/96            By:/s/ Dr. Benjamin F. Payton
                                   Dr. Benjamin F. Payton
                                   Director


Morrison Health Care, Inc.
Schedule II - VALUATION AND QUALIFYING ACCOUNTS
For the Periods Ended June 1, 1996, June 3, 1995 and June 4, 1994
(Dollars in Thousands)

  Column A                           Column B           Column C         Column D(A)    Column E
                                                        Additions
                                      Balance      Charged     Charged                   Balance
                                        at           to          to                        at
                                     Beginning    Costs and    Other                      End
                                     of Period    Expenses    Accounts   Deductions     of Period
Description
Year ended June 1, 1996:
Trade receivables:
  Allowance for doubtful accounts      $1,641         $  0       $  0         $ 519        $1,122

Year ended June 3, 1995
Trade receivables:
  Allowance for doubtful accounts      $2,622         $  0       $  0         $ 981        $1,641

Year ended June 4, 1994
Trade receivables:
  Allowance for doubtful accounts      $3,087         $  4       $  0         $ 469        $2,622






Notes:
(A) Write-off of trade receivables determined to be uncollectible against the allowance for doubtful accounts.
