Form 10-Q
period 1996-08-31
MORRISON HEALTH CARE INC
filed 1996-10-15
CIK 1007507

12

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 1996
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to             .

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          11,858,164
 (Number of shares of $0.01 par value common stock outstanding as of October 4, 1996)


                                  INDEX

PART I Financial Information
                                                            Page
                                                           Number
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of
               August 31, 1996 and June 1, 1996              3

               Condensed Consolidated Statements of
               Income for the Thirteen Weeks Ended
               August 31, 1996 and September 2, 1995         4

               Condensed Consolidated Statements of Cash
               Flows for the Thirteen Weeks Ended
               August 31, 1996 and September 2, 1995         5

               Notes to Condensed Consolidated Financial
               Statements                                   6-7


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   8-9

PART II Other Information

Item 1.        Legal Proceedings                             10

Item 2.        Changes in Securities                        None

Item 3.        Defaults upon Senior Securities              None

Item 4.        Submission of Matters to a Vote of           None
               Security Holders

Item 5.        Other Information                             10

Item 6.        Exhibits and Reports on Form 8-K              10

Signatures                                                   11

Index to Exhibits, Financial Statement Schedules, and
Reports on Form 8-K                                          12



PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                Morrison Health Care, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                   (In thousands, except per share data)

Historical                                   As of             As of
                                        August 31, 1996    June 1, 1996
                                          (Unaudited)
Assets
Current assets:
  Cash and short-term investments               $ 8,208       $ 6,088
  Receivables - accounts and notes (net)         21,620        24,077
  Inventories                                     2,636         2,662
  Prepaid expenses                                1,482         1,616
  Deferred income tax benefits                    2,604         2,397
    Total current assets                         36,550        36,840

Property and equipment - at cost                 15,520        15,229
  Less accumulated depreciation                   9,422         9,571
                                                  6,098         5,658
Cost in excess of net assets acquired, net        4,697         4,736
Other assets                                     14,666        15,309
    Total assets                                $62,011       $62,543

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                              $ 8,398       $ 8,684
  Short-term borrowings                           5,000         6,760
  Other accrued liabilities                      11,386        11,266
  Current portion of long-term debt               1,261            11
    Total current liabilities                    26,045        26,721

Notes payable                                    18,772        20,034
Other deferred liabilities                       12,137        11,072
Stockholders' equity:
   Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 11,849 and 11,848 shares,
    1997 and 1996, respectively)                    118           118
  Capital in excess of par value                  5,576         5,441
  Retained earnings                                 358            86
                                                  6,052         5,645
  Less cost of treasury stock                       995           929
    Total stockholders' equity                    5,057         4,716
    Total liabilities and stockholders' equity  $62,011       $62,543

The accompanying notes are an integral part of the financial statements.


                 Morrison Health Care, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                    (In thousands, except per share data)
                                 (Unaudited)


                                                                    For the Thirteen Weeks Ended
                                                                         September 2, 1995
                                                                              Pro Forma
                                    For the Thirteen Weeks Ended             Adjustments
                                          August 31, 1996         Historical   Note (C)     Pro Forma
Revenues                                         $52,658            $56,289      $   0        $56,289
Operating costs and expenses:
  Operating expenses                              43,024             45,963         53 (a)     46,016
  Selling, general and administrative              4,913              4,287        698 (a)      4,985
Interest expense, net of interest income,
    totaling $294 in 1997 and $34 in 1996            102                362                       362
                                                  48,039             50,612        751         51,363
Income before provision for income taxes           4,619              5,677       (751)         4,926
Provision for federal and state income taxes       1,923              2,342       (310)(b)      2,032
Net income                                       $ 2,696           $  3,335      $(441)       $ 2,894

Earnings per common and common equivalent share  $  0.23                                      $  0.24
Weighted average common and common
     equivalent shares                            11,837                                       11,850

The accompanying notes are an integral part of the financial statements.


                 Morrison Health Care, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                           (Amounts in thousands)
                                 (Unaudited)

Historical
                                                      For the Thirteen Weeks Ended
                                               August 31, 1996        September 2, 1995

Operating activities:
Net income                                           $  2,696              $  3,335
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                         455                   689
    Amortization of intangibles                            39                    38
    Other, net                                            317                   296
    Deferred income taxes                                (351)                2,416
    (Gain)/loss on disposition of assets                   18                    (8)
    Changes in operating assets and liabilities:
      Decrease in receivables                           3,460                 2,393
      (Increase)/decrease in inventories                   26                   (63)
      Decrease in prepaid and other assets                135                   321
      Increase/(decrease) in accounts payable,
        accrued and other liabilities                      91                (5,433)
      Increase in income taxes payable                    601                 5,291
Net cash provided by operating activities               7,487                 9,275
Investing activities:
Purchases of property and equipment                      (944)               (1,679)
Proceeds from disposal of assets                           34                    40
Other, net                                               (330)                  171
Net cash used by investing activities                  (1,240)               (1,468)
Financing activities:
Proceeds from long-term debt                                0                 9,216
Principal payments on long-term debt                      (11)                  (11)
Net change in short-term borrowings                    (1,761)                    0
Proceeds from exercise of stock options                   134                     0
Dividends paid                                         (2,423)                    0
(Increase) in Treasury Stock held by
    Deferred Comp Plan                                    (66)                    0
Net transfers to Morrison Restaurants Inc.                  0               (16,872)
Net cash used by financing activities                  (4,127)               (7,667)
Increase/(decrease) in cash and short-term investments  2,120                   140
Cash and short-term investments at the
  beginning of the period                               6,088                   732
Cash and short-term investments at the
  end of the period                                  $  8,208              $    872

The accompanying notes are an integral part of the financial statements.


                  Morrison Health Care, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 1, 1996.


NOTE B - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On September 26, 1996 the Company declared a quarterly cash dividend of $0.205 per share of outstanding common stock payable on October 31, 1996 to shareholders of record at the close of business on October 11, 1996.


NOTE C - PRO FORMA ADJUSTMENTS
The prior year historical condensed consolidated financial statements for the thirteen weeks ended September 2, 1995 reflect a period during which the Company did not operate as a separate, independent company, and certain assumptions were made in preparing such statements. Therefore, such historical statements may not necessarily reflect the consolidated results of operations or financial position that would have existed had the Company been a separate, independent company.

The pro forma information presents the Company's results as if the spin-off from Morrison Restaurants Inc. ("MRI") occurred on June 5, 1994 and reflects adjustments for the estimated additional costs of being a separate, independent company.

     Note 1--The pro forma adjustments to the accompanying historical statement of income for the thirteen weeks ending
September 2, 1995 are described below:

(a) To record the increase in operating and selling, general and administrative expenses which presumably would have been incurred by the Company as a separate, stand-alone entity.

(b) To record the estimated income tax benefit associated with pro forma adjustment (a) at an assumed combined state and federal effective income tax rate of 41.3% for the thirteen week period ending September 2, 1995. The assumed effective income tax rate is comprised of a 35% statutory federal income tax rate plus applicable state income taxes and permanent differences, less applicable tax credits.

     Note 2--The historical operating costs and expenses include certain allocated expenses from MRI.





NOTE D - EARNINGS PER SHARE
Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for equivalent shares. Equivalent shares are the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds. The difference between primary and fully diluted weighted average shares reflects the maximum extent of potential dilution that conversions of shares could create.
The number of equivalent shares used for the prior year for purposes of calculating pro forma earnings per share is based on the number of shares of Morrison Restaurants Inc. common stock and common stock equivalents for such period adjusted for the one for three distribution ratio.




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
Morrison Health Care, Inc. ("MHCI" or the "Company"), a Georgia corporation, was spun off from Morrison Restaurants Inc. in March 1996. The discussion below relates to the results of operations of the Company for the thirteen week period ending August 31, 1996. The pro forma financial information for the first quarter of fiscal 1996 presents the Company's results as if the spin-off from Morrison Restaurants Inc. had occurred on June 5, 1994, and reflects adjustments for the estimated additional costs of being an independent company. The equivalent shares for periods prior to the spin-off are based on the number of shares of Morrison Restaurants Inc. common stock and common stock equivalents adjusted for the one for three distribution ratio.


Results of Operations
The Company reported net income from continuing operations of $2.7 million for the thirteen week period ended August 31, 1996, compared with pro forma net income of $2.9 million reported for the corresponding period of the prior fiscal year.
The decrease in net income from the prior year primarily relates to increased insurance costs.


Revenue
Revenue from continuing operations decreased $3.6 million or 6.5% from $56.3 million for the quarter ended August 31, 1996. The decrease was the result of a net decrease in the number of accounts and contract shifts from a profit or loss account type to a management fee account type.

Managed volume (which is defined as MHCI revenue, as reported, plus client paid cost) from continuing operations increased $4.2 million or 3.8% from $109.4 million for the quarter ended August 31, 1996. The increase was due to growth in continuing accounts.


Operating Costs
Operating costs decreased $3.0 million or 6.5% to $43.0 million for the quarter ended August 31, 1996. These costs have decreased from the comparable periods in the prior year as a result of a change in the mix of account types where the Company pays operating expenses to account types where the client pays such expenses.

Selling, general and administrative expenses for the quarter were flat as compared to the same period of the prior year.


Interest Expense (net of Interest Income)
Net interest expense decreased to $0.1 million for the quarter ended August 31, 1996 from $.4 million for the same period of the prior year due to a decrease in the Company's debt and receipt of $.2 million in interest income.


Income Taxes
The effective income tax rate on continuing operations for the thirteen weeks ended August 31, 1996 was 41.6% as compared to 41.3% for the same period of the prior year.


Earnings per Share
Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for equivalent shares. Equivalent shares are the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds. The difference between primary and fully diluted weighted average shares reflects the maximum extent of potential dilution that conversions of shares could create.
The number of equivalent shares used for the prior year for purposes of calculating pro forma earnings per share is based on the number of shares of Morrison Restaurants Inc. common stock and common stock equivalents for such period adjusted for the one for three distribution ratio.


Liquidity and Capital Resources
Total assets at August 31, 1996 were $62.0 million, a $.5 million decrease from $62.5 million as of the prior fiscal year end. This decrease is attributable to a decrease in accounts receivable and the early collection of a note receivable net of an increase in cash.

Total liabilities at August 31, 1996 were $57.0 million, a $.9 million decrease from $57.8 million as of the end of the prior fiscal year. This decrease was primarily due to a $1.3 million decrease in debt.

The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term.



Special Note Regarding Forward-Looking Information
The foregoing sections contain "forward-looking" statements which represent the Company's expectations or beliefs concerning future events, including statements regarding liquidity and capital resources. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from such forward-looking statements including, without limitation, the following: health care spending trends; changes in health care regulations; increased competition in the health care food and nutrition market; customer's acceptance of the Company's cost savings programs; and changes in laws and regulations affecting labor and employee benefit costs.



PART II -  OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS
The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.



ITEM 5    OTHER INFORMATION
At its quarterly meeting held on September 26, 1996, the Board of Directors declared a cash dividend of $0.205 per share, payable on October 31, 1996 to shareholders of record at the close of business on October 11, 1996.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 11     Computation of Earnings per Share and
                       Pro Forma Earnings per Share

        Exhibit 27     Financial Data Schedule

   (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the fiscal quarter ended August 31, 1996.




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MORRISON HEALTH CARE,  INC.
                                                    (Registrant)

10/15/96                          BY:      /s/ K. WYATT ENGWALL
  DATE                                         K. WYATT ENGWALL
                                 Senior Vice President, Finance
        (Senior Vice President and Principal Accounting Officer)



                        MORRISON HEALTH CARE, INC.
                             LIST OF EXHIBITS

Exhibit
Number                   Description



 11                      Computation of Earnings per Share and
                         Pro Forma Earnings per Share

 27                      Financial Data Schedule