Form 10-Q
period 1996-11-30
MORRISON HEALTH CARE INC
filed 1997-01-15
CIK 1007507

12

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1996
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

                          11,872,138
(Number of shares of $0.01 par value common stock outstanding as of December 31, 1996)

                                  INDEX

PART I  Financial Information
                                                               Page
                                                              Number
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of
               November 30, 1996 and June 1, 1996               3

               Condensed Consolidated Statements of Income for
               the Thirteen Weeks and Twenty-Six Weeks
               Ended November 30, 1996 and December 2, 1995     4

               Condensed Consolidated Statements of Cash
               Flows for the Twenty-Six Weeks Ended
               November 30, 1996 and December 2, 1995           5

               Notes to Condensed Consolidated Financial
               Statements                                       6


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    7-8

PART II  Other Information

Item 1.        Legal Proceedings                               9

Item 2.        Changes in Securities                        None

Item 3.        Defaults upon Senior Securities              None

Item 4.        Submission of Matters to a Vote of
               Security Holders                                9

Item 5.        Other Information                               9

Item 6.        Exhibits and Reports on Form 8-K               10

Signatures                                                    11

Index to Exhibits, Financial Statement Schedules, and
Reports on Form 8-K                                           12



PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                Morrison Health Care, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                   (In thousands, except per share data)

Historical
                                              As of             As of
                                       November 30, 1996    June 1, 1996
(Unaudited)
Assets
Current assets:
  Cash and short-term investments              $   5,991        $ 6,088
  Receivables - accounts and notes (net)          20,793         22,635
  Inventories                                      2,713          2,662
  Prepaid expenses                                 1,304          1,616
  Deferred income tax benefits                     2,264          2,397
   Total current assets                           33,065         35,398

Property and equipment - at cost                  14,549         15,229
  Less accumulated depreciation                    8,082          9,571
                                                   6,467          5,658
Cost in excess of net assets acquired, net         4,658          4,736
Other assets                                      15,554         15,309
    Total assets                                 $59,744        $61,101
Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                               $ 9,369        $ 8,684
  Short-term borrowings                            3,000          6,760
  Other accrued liabilities                       11,469         11,266
  Current portion of long-term debt                2,511             11
    Total current liabilities                     26,349         26,721

Notes payable                                     17,522         20,034
Other deferred liabilities                        10,481          9,630
Stockholders' equity:
   Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 11,863 and 11,791 shares,
    1997 and 1996, respectively)                     119            118
  Capital in excess of par value                   5,746          5,441
  Retained earnings                                  653             86
                                                   6,518          5,645
  Less cost of treasury stock                      1,126            929
    Total stockholders' equity                     5,392          4,716
    Total liabilities and stockholders' equity   $59,744        $61,101

The accompanying notes are an integral part of the financial statements.


                 Morrison Health Care, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                    (In thousands, except per share data)
                                 (Unaudited)


                                                                For the Thirteen Weeks Ended
                                                                       December 2, 1995
                                                                          Pro Forma
                                For the Thirteen Weeks Ended             Adjustments
                                     November 30, 1996        Historical     Note (C)      Pro Forma
Revenues                                        $54,355          $56,592     $      0        $56,592
Operating costs and expenses:
  Operating expenses                             44,064           45,845          (53)(a)     45,792
  Selling, general and administrative             5,347            5,529          502(a)       6,031
Interest expense, net of interest income,
    totaling $120 in 1997 and $37 in 1996           296              391                         391
                                                 49,707           51,765          449         52,214
Income before provision for income taxes          4,648            4,827         (449)         4,378
Provision for federal and state income taxes      1,922            2,082         (195)(b)      1,887
Net income                                      $ 2,726         $  2,745     $   (254)       $ 2,491

Earnings per common and common equivalent share $  0.23                                      $  0.22
Weighted average common and common
     equivalent shares                           11,831                                       11,761

                                                                For the Twenty-Six Weeks Ended
                                                                       December 2, 1995
                                                                          Pro Forma
                              For the Twenty-Six Weeks Ended             Adjustments
                                       November 30, 1996      Historical     Note (C)      Pro Forma
Revenues                                       $107,013       $112,881       $      0       $112,881
Operating costs and expenses:
  Operating expenses                             87,088         91,808                        91,808
  Selling, general and administrative            10,260          9,816          1,200(a)      11,016
Interest expense, net of interest income,
    totaling $414 in 1997 and $71 in 1996           398            753                           753
                                                 97,746        102,377          1,200        103,577
Income before provision for income taxes          9,267         10,504         (1,200)         9,304
Provision for federal and state income taxes      3,845          4,424           (505)(b)      3,919
Net income                                      $ 5,422       $  6,080         $ (695)      $  5,385


Earnings per common and common equivalent share $  0.46                                     $   0.46
Weighted average common and common
     equivalent shares                           11,834                                       11,805

The accompanying notes are an integral part of the financial statements.

                 Morrison Health Care, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                           (Amounts in thousands)
                                 (Unaudited)

Historical                                     For the Twenty-Six Weeks Ended
                                           November 30, 1996  December 2, 1995
Operating activities:
Net income                                          $  5,422          $  6,080
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                        944             1,252
    Amortization of intangibles                           78                77
    Other, net                                           557               424
    Deferred income taxes                               (777)            3,492
    (Gain)/loss on disposition of assets                  14               (14)
    Changes in operating assets and liabilities:
      Decrease in receivables                          2,881             1,164
      (Increase)/decrease in inventories                 (51)               34
      (Increase)/decrease in prepaid and other assets    (85)              237
      Increase/(decrease) in accounts payable,
        accrued and other liabilities                  1,823            (6,049)
      Increase in income taxes payable                    49             2,122
Net cash provided by operating activities             10,855             8,819
Investing activities:
Purchases of property and equipment                   (1,808)           (1,436)
Proceeds from disposal of assets                          51               155
Other, net                                              (677)              (30)
Net cash used by investing activities                 (2,434)           (1,311)
Financing activities:
Proceeds from long-term debt                               0            12,820
Principal payments on long-term debt                     (11)              (11)
Net change in short-term borrowings                   (3,761)                0
Proceeds from exercise of stock options                  306                 0
Dividends paid                                        (4,855)                0
(Increase) in Treasury Stock held by
    Deferred Comp Plan                                  (197)                0
Net transfers to Morrison Restaurants Inc.                 0           (20,299)
Net cash used by financing activities                 (8,518)           (7,490)
(Decrease)/increase in cash and short-term investments   (97)               18
Cash and short-term investments at the
  beginning of the period                              6,088               732
Cash and short-term investments at the
  end of the period                                 $  5,991            $  750

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

Certain prior reported amounts have been reclassified to be consistent with current reporting practices.

NOTE B - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On January 9, 1997 the Company declared a quarterly cash dividend of $0.205 per share of outstanding common stock payable on January 31, 1997 to shareholders of record at the close of business on January 17, 1997.


NOTE C - PRO FORMA ADJUSTMENTS
The prior year historical condensed consolidated financial statements for the thirteen and twenty-six weeks ended December 2, 1995 reflect a period during which the Company did not operate as a separate, independent company, and certain assumptions were made in preparing such statements. Therefore, such historical statements may not necessarily reflect the consolidated results of operations or financial position that would have existed had the Company been a separate, independent company.

The pro forma information presents the Company's results as if the spin-off from Morrison Restaurants Inc. ("MRI") occurred on June 4, 1995 and reflects adjustments for the estimated additional costs of being a separate, independent company.

     Note 1--The pro forma adjustments to the accompanying historical statement of income for the thirteen and twenty-six weeks ending December 2, 1995 are described below:

(a) To record the decrease in operating expenses and the increase in selling, general and administrative expenses which presumably would have been incurred by the Company as a separate, stand-alone entity.

(b) To record the estimated income tax benefit associated with pro forma adjustment (a) at an assumed combined state and federal effective income tax rate of 42.1% for the twenty-six week period ending December 2, 1995. The assumed effective income tax rate is comprised of a 35% statutory federal income tax rate plus applicable state income taxes and permanent differences, less applicable tax credits.

     Note 2--The historical operating costs and expenses include certain allocated expenses from MRI.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
Morrison Health Care, Inc. ("MHCI" or the "Company"), a Georgia corporation, was spun off from Morrison Restaurants Inc. ("MRI") in March 1996. The discussion below relates to the results of operations of the Company for the thirteen and twenty-six week periods ending November 30, 1996. The pro forma financial information for fiscal 1996 presents the Company's results as if the spin-off from MRI had occurred on June 4, 1995, and reflects adjustments for the estimated additional costs of being an independent company. The equivalent shares for periods prior to the spin-off are based on the number of shares of MRI common stock and common stock equivalents adjusted for the one for three distribution ratio.


Results of Operations
The Company reported net income from continuing operations of $2.7 and $5.4 million for the thirteen and twenty-six week periods ending November 30, 1996, compared with pro forma net income of $2.5 and $5.4 million reported for the corresponding periods of the prior fiscal year. The increase in net income for the quarter from the prior year primarily relates to lower operating costs.


Revenue
Revenue from operations decreased $2.2 million or 4.0% from $56.6 million for the quarter ended November 30, 1996 and decreased $5.9 million or 5.2% from $112.9 million for the twenty-six weeks ended November 30, 1996. The decrease was the result of revenue lost from closed units and contract shifts from a profit or loss account type to a management fee account type.

Managed volume (which is the amount of estimated total operating costs managed) from operations increased $7.3 million or 6.9% from $106.6 million for the quarter and increased $11.5 or 5.3% for the twenty-six week period ended November 30,1996 from the prior year due to growth in continuing accounts.


Operating Costs
Operating costs decreased $1.7 million or 3.8% to $44.1 million for the quarter and decreased $4.7 million or 5.1% for the twenty-six weeks ended November 30, 1996. These costs have decreased from the comparable periods in the prior year as a result of a change in the mix of account types where the Company pays operating expenses to account types where the client pays such expenses.
Selling, general and administrative expenses for the quarter decreased $0.7 million or 11.3% for the quarter and decreased $0.8 million or 6.9% for the twenty-six week period ending November 30, 1996 as compared to the same periods of the prior year.


Interest Expense (net of Interest Income)
Net interest expense decreased from $0.4 million to $0.3 million for the quarter and decreased to $0.4 million for the twenty-six weeks ended November 30, 1996 from $0.8 million for the same period of the prior year due to a decrease in the Company's debt.



Income Taxes
The effective income tax rates on continuing operations for the thirteen and twenty-six weeks ended November 30, 1996 were 41.4% and 41.5%, respectively, as compared to 43.1% and 42.1%, respectively, for the same periods of the prior year. The lower effective income tax rates for the current year are primarily attributable to the utilization of Work Opportunity Tax credits.


Earnings per Share
Earnings per share are based on the weighted average number of shares outstanding during each quarter and are adjusted for equivalent shares. Equivalent shares are the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds. The number of equivalent shares used for the prior year for purposes of calculating pro forma earnings per share is based on the number of shares of MRI common stock and common stock equivalents for such period adjusted for the one for three distribution ratio.


Liquidity and Capital Resources
Total assets at November 30, 1996 were $59.7 million, a $2.8 million decrease from $62.5 million as of the prior fiscal year end. This decrease is attributable to a decrease in accounts receivable and the early collection of a note receivable.
Total liabilities at November 30, 1996 were $54.4 million, a $3.5 million decrease from $57.8 million as of the end of the prior fiscal year. This decrease was primarily due to a $3.8 million decrease in debt.
The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term.


Special Note Regarding Forward-Looking Information
The foregoing sections contain "forward-looking" statements which represent the Company's expectations or beliefs concerning future events, including statements regarding liquidity and capital resources. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from such forward-looking statements including, without limitation, the following: health care spending trends; the growth of systems and group purchasing organizations; changes in health care regulations; increased competition in the health care food and nutrition market; customer acceptance of the Company's cost savings programs; and changes in laws and regulations affecting labor and employee benefit costs.



PART II -  OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS
The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 26, 1996 the Company held its first Annual
Meeting of Shareholders in Atlanta, Georgia. During the meeting, the following matters were voted upon.

Proposal 1 - Election of Directors
The following nominees were elected as Class I directors to the Board of Directors for a three year term.

                                              Number of
                       Number of                Votes
Nominees               Votes For        %     Withheld      %

E. Eugene Bishop       9,843,095      98.96    102,944     1.04
Arthur R. Outlaw, Jr  .9,845,715      98.99    100,325     1.01
Fred L. Brown          9,844,497      98.98    101,543     1.02

Other members of the Board of Directors are Claire L. Arnold,
Glenn A. Davenport, John B. McKinnon, and Dr. Benjamin F.
Payton.

Proposal 2 - Amendment to 1996 Stock Incentive Plan
The shareholders approved amending the 1996 Stock Incentive Plan to (i) increase the number of shares authorized for issuance under the Plan from 500,000 to 850,000 and (ii) increase from 100,000 to 300,000 the number of shares that may be granted in the form of options or stock appreciation rights awards during a fiscal year to any employee who is covered by the deductibility restrictions of Section 162(m) of the Internal Revenue Code. The results of the shareholders' votes were 6,943,649 shares voted For, 2,854,998 shares voted Against, 97,454 shares Abstained, and 49,939 shares were subject to broker non-votes.

ITEM 5    OTHER INFORMATION
At its quarterly meeting held on January 9, 1997, the Board of Directors declared a cash dividend of $0.205 per share, payable on January 31, 1997 to shareholders of record at the close of business on January 17, 1997.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 11     Computation of Earnings per Share and
                       Pro Forma Earnings per Share

        Exhibit 27     Financial Data Schedule

   (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the fiscal quarter ended November 30, 1996.




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MORRISON HEALTH CARE,  INC.
                                                   (Registrant)



1/13/97                          By:   /S/     K. WYATT ENGWALL
Date                                           K. WYATT ENGWALL

                                 Senior Vice President, Finance
        (Senior Vice President and Principal Accounting Officer)



                        MORRISON HEALTH CARE, INC.
                             LIST OF EXHIBITS

Exhibit
Number                        Description



 11       Computation of Earnings per Share and Pro Forma Earnings per Share

 27       Financial Data Schedule