Form 10-Q
period 1997-03-01
MORRISON HEALTH CARE INC
filed 1997-04-15
CIK 1007507

12




                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 1, 1997
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                      .

                Commission file number 1-14194

                       MORRISON HEALTH CARE, INC.
      (Exact name of Registrant as specified in charter)

  GEORGIA                                                63-1155966
  (State or other jurisdiction of          (I.R.S. Employer identification No.)
  incorporation or organization)

  1955 Lake Park Drive, Suite 400,Smyrna, GA             30080-8855
  (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code:   (770) 437-3300


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          11,878,095
 (Number of shares of $0.01 par value common stock outstanding as of March 31, 1997)


                                  INDEX

PART I  Financial Information

                                                            Page
                                                           Number
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 1, 1997 and June 1, 1996                 3

               Condensed Consolidated Statements of
               Income for the Thirteen Weeks and
               Thirty-Nine Weeks Ended
               March 1, 1997 and March 2, 1996                4

               Condensed Consolidated Statements of Cash
               Flows for the Thirty-Nine Weeks Ended
               March 1, 1997 and March 2, 1996                5

               Notes to Condensed Consolidated Financial
               Statements                                   6-7


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   8-9


PART II  Other Information

Item 1.        Legal Proceedings                             10

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



PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                Morrison Health Care, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                   (In thousands, except per share data)


                                                     As of             As of
                                                 March 1, 1997     June 1, 1996
                                                  (Unaudited)        (Audited)
Assets
Current assets:
  Cash and short-term investments                   $ 5,361            $ 6,088
  Receivables - accounts and notes (net)             19,718             22,635
  Inventories                                         2,679              2,662
  Prepaid expenses                                      929              1,616
  Deferred income tax benefits                        2,280              2,397
    Total current assets                             30,967             35,398

Property and equipment - at cost                     15,337             15,229
  Less accumulated depreciation                       8,279              9,571
                                                      7,058              5,658
Cost in excess of net assets acquired, net            4,620              4,736
Other assets                                         15,218             15,309
    Total assets                                    $57,863            $61,101
Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                  $ 8,895            $ 8,684
  Short-term borrowings                                   0              6,760
  Other accrued liabilities                          13,378             11,266
  Current portion of long-term debt                   3,761                 11
    Total current liabilities                        26,034             26,721

Notes payable                                        16,272             20,034
Other deferred liabilities                           10,408              9,630
Stockholders' equity:
   Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 11,877 and 11,791 shares,
    1997 and 1996, respectively)                        119                118
  Capital in excess of par value                      5,815              5,441
  Retained earnings                                     381                 86
                                                      6,315              5,645
  Less cost of treasury stock                         1,166                929
    Total stockholders' equity                        5,149              4,716
    Total liabilities and stockholders' equity      $57,863            $61,101

The accompanying notes are an integral part of the financial statements.


                 Morrison Health Care, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                    (In thousands, except per share data)
                                 (Unaudited)


                                                                       For the Thirteen Weeks Ended
                                                                                March 2, 1996
                                                                                 Pro Forma
                                 For the Thirteen Weeks Ended                   Adjustments
                                         March 1, 1997          Historical       Note (C)        Pro Forma
Revenues                                       $57,483            $54,224          $   0           $54,224
Operating costs and expenses:
  Operating expenses                            48,067             45,807                           45,807
  Selling, general and administrative            5,517              5,631            220(a)          5,851
Interest expense, net of interest income,
    totaling $152 in 1997 and $332 in 1996         204                (21)           400(c)            379
Restructure Costs                                    0              1,398                            1,398
Asset Impairment                                     0                193                              193
                                                53,788             53,008            620            53,628
Income before provision for income taxes         3,695              1,216           (620)              596
Provision for federal and state income taxes     1,533                505           (255)(b)           250
Net income                                     $ 2,162            $   711          $(365)          $   346

Earnings per common and common
     equivalent share                          $  0.18                                             $  0.03
Weighted average common and common
     equivalent shares                          11,843                                              11,770


                                                                    For the Thirty-Nine Weeks Ended
                                                                                March 2, 1996
                                                                                 Pro Forma
                              For the Thirty-Nine Weeks Ended                   Adjustments
                                         March 1, 1997          Historical       Note (C)        Pro Forma
Revenues                                      $164,496           $167,105        $     0          $167,105
Operating costs and expenses:
  Operating expenses                           135,155            137,615                          137,615
  Selling, general and administrative           15,777             15,447          1,420(a)         16,867
Interest expense, net of interest income,
    totaling $566 in 1997 and $403 in 1996         602                732            400(c)          1,132
Restructure Costs                                    0              1,398                            1,398
Asset Impairment                                     0                193                              193
                                               151,534            155,385          1,820           157,205
Income before provision for income taxes        12,962             11,720         (1,820)            9,900
Provision for federal and state income taxes     5,378              4,929           (760)(b)         4,169
Net income                                     $ 7,584           $  6,791        $(1,060)         $  5,731

Earnings per common and common
     equivalent share                          $  0.64                                            $   0.49

Weighted average common and common
     equivalent shares                          11,837                                              11,794

The accompanying notes are an integral part of the financial statements.


                 Morrison Health Care, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                           (Amounts in thousands)
                                 (Unaudited)


                                                   For the Thirty-Nine Weeks Ended
                                                   March 1, 1997     March 2, 1996
Operating activities:
Net income                                            $  7,584          $  6,791
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                        1,469             1,826
    Amortization of intangibles                            116               115
    Other, net                                             811               825
    Deferred income taxes                                 (715)            1,722
    Loss/(Gain) on disposition of assets                    21               (15)
    Changes in operating assets and liabilities:
      Decrease in receivables                            4,004             1,720
      (Increase)/Decrease in inventories                   (17)              138
      Decrease/(Increase) in prepaid and other assets      675            (1,549)
      Increase/(Decrease) in accounts payable,
        accrued and other liabilities                    1,988           (10,298)
      Increase in income taxes payable                   1,113             8,283
Net cash provided by operating activities               17,049             9,558
Investing activities:
Purchases of property and equipment                     (2,933)           (1,795)
Proceeds from disposal of assets                            61               170
Other, net                                                (981)            1,613
Net cash used by investing activities                   (3,853)              (12)
Financing activities:
Principal payments on long-term debt                       (11)              (11)
Net change in short-term borrowings                     (6,761)            7,898
Proceeds from exercise of stock options                    375                 0
Dividends paid                                          (7,289)                0
Increase in Treasury Stock held by
    Deferred Comp Plan                                    (237)                0
Net transfers to Morrison Restaurants Inc.                   0           (12,749)
Net cash used by financing activities                  (13,923)           (4,862)
(Decrease)/Increase in cash and short-term investments    (727)            4,684
Cash and short-term investments at the
  beginning of the period                                6,088               732
Cash and short-term investments at the
  end of the period                                   $  5,361          $  5,416

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

NOTE B - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On March 25, 1997 the Company declared a quarterly cash dividend of $0.205 per share of outstanding common stock payable on April 30, 1997 to shareholders of record at the close of business on April 11, 1997.

NOTE C - PRO FORMA ADJUSTMENTS
The prior year historical condensed consolidated financial statements for the thirteen and thirty-nine weeks ended March 2, 1996 reflect a period during which the Company did not operate as a separate, independent company, and certain assumptions were made in preparing such statements. Therefore, such historical statements may not necessarily reflect the consolidated results of operations or financial position that would have existed had the Company been a separate, independent company.

The pro forma information presents the Company's results as if the spin-off from Morrison Restaurants Inc. ("MRI") occurred on June 4, 1995 and reflects adjustments for the estimated additional costs of being a separate, independent company.

        Note 1--The pro forma adjustments to the accompanying historical statement of income for the thirteen and thirty-nine weeks ending March 2, 1996 are described below:

(a) To record the decrease in operating expenses and the increase in selling, general and administrative expenses which presumably would have been incurred by the Company as a separate, stand-alone entity.

(b) To record the estimated income tax benefit associated with pro forma adjustments (a) and (c) at an assumed combined state and federal effective income tax rate of 41.1% and 41.8% for the thirteen and thirty-nine week periods ending March 2, 1996. The assumed effective income tax rate is comprised of a 35% statutory federal income tax rate plus applicable state income taxes and permanent differences, less applicable tax credits.

(c) To adjust interest expense based on the Company's debt allocation.

        Note 2--The historical operating costs and expenses include certain allocated expenses from MRI.


NOTE D - EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for financial statements issued after December 15, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary or fully diluted earnings per share for the thirteen or thirty-nine weeks ended March 1, 1997 and March 2, 1996.




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
Morrison Health Care, Inc. ("MHCI" or the "Company"), a Georgia corporation, was spun off from Morrison Restaurants Inc. ("MRI") in March 1996. The discussion below relates to the results of operations of the Company for the thirteen and thirty-nine week periods ended March 1, 1997 compared with the pro forma results for the thirteen and thirty-nine week periods ended March 2,1996. The pro forma financial information for fiscal 1996 presents the Company's results as if the spin-off from MRI had occurred on June 4, 1995, and reflects adjustments for the estimated additional costs of being an independent company. The equivalent shares for periods prior to the spin-off are based on the number of shares of MRI common stock and common stock equivalents adjusted for the one for three distribution ratio.


Results of Operations
The Company reported net income from continuing operations of $2.2 and $7.6 million for the thirteen and thirty-nine week periods ending March 1, 1997, compared with pro forma net income of $0.3 and $5.7 million reported for the corresponding periods of the prior fiscal year. The increase in net income for the thirteen and thirty-nine week periods of fiscal 1997 from the same periods as the prior year primarily relates to reduced general and administrative costs, the recording in the corresponding prior year periods of $1.4 million of restructuring costs associated with the Company's spin-off from MRI, $0.2 million for the write-down of assets to their net realizable value and $0.5 million for staffing relocation as a result of the spin-off.


Revenue
Revenue from operations increased $3.3 million or 6.0% from $54.2 million for the quarter ended March 1, 1997 and decreased $2.6 million or 1.6% from $167.1 million for the thirty-nine weeks ended March 1, 1997 from the comparable periods in the prior year. The quarterly increase was the result of the
opening of new accounts.   The year-to-date decrease was the
result of revenue lost from closed accounts and contract shifts from a profit or loss account type to a management fee account type.

Managed volume (which is the amount of estimated total operating costs managed) from operations increased $7.5 million or 6.8% to $117.8 million for the quarter and increased $19.0 million or 5.8% to $345.3 million for the thirty-nine week period ended March 1, 1997 from the prior year periods due to growth in continuing accounts.


Operating Costs
Operating costs increased $2.3 million or 4.9% to $48.1 million for the quarter and decreased $2.5 million or 1.8% for the thirty-nine weeks ended March 1, 1997. These costs have decreased as a percent of revenue from the comparable periods in the prior year as a result of the implementation of cost containment programs.

Selling, general and administrative expenses for the quarter decreased $0.3 million or 5.7% for the quarter and $1.1 million or 6.5% for the thirty-nine week period ending March 1, 1997 as compared to the same periods of the prior year.


Interest Expense (net of Interest Income)
Net interest expense decreased from $0.4 million to $0.2 million for the quarter and decreased to $0.6 million for the thirty-nine weeks ended March 1, 1997 from $1.1 million for the same period of the prior year due to a decrease in the Company's debt.


Income Taxes
The effective income tax rate on continuing operations for the thirteen and thirty-nine weeks ended March 1, 1997 was 41.5%, as compared to 41.9% and 42.1%, respectively, for the same periods of the prior year. The lower effective income tax rate for the current year is primarily attributable to the utilization of Work Opportunity Tax credits.


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


Liquidity and Capital Resources
Total assets at March 1, 1997 were $57.9 million, a $3.2 million decrease from $61.1 million as of the prior fiscal year end. This decrease is attributable to a decrease in accounts receivable and the early collection of a note receivable.

Total liabilities at March 1, 1997 were $52.7 million, a $3.7 million decrease from $56.4 million as of the end of the prior fiscal year. This decrease was primarily due to a $6.8 million decrease in debt.

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


ITEM 5     OTHER INFORMATION
At its quarterly meeting held on March 25, 1997, the Board of Directors declared a cash dividend of $0.205 per share, payable on April 30, 1997 to shareholders of record at the close of business on April 11, 1997.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits

              Exhibit 11 Computation of Earnings per Share and Pro Forma Earnings per Share

              Exhibit 27     Financial Data Schedule

    (b)       Reports on Form 8-K
              On January 17, 1997, the Company filed a report with the Commission on Form 8-K/A to correct a typographical error in the Registrant's Current Report on Form 8-K filed on March 15, 1996.



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MORRISON HEALTH CARE,  INC.
                                                                  (Registrant)



 4/14/97                                  By:    /S/         K. WYATT ENGWALL
  DATE                                                       K. WYATT ENGWALL
                                               Senior Vice President, Finance
                      (Senior Vice President and Principal Accounting Officer)



 MORRISON HEALTH CARE, INC.
 LIST OF EXHIBITS



   Exhibit
   Number                   Description


     11                     Computation of Earnings per Share and
                            Pro Forma Earnings per Share

     27                     Financial Data Schedule