Form 10-K
period 1997-05-31
MORRISON HEALTH CARE INC
filed 1997-08-26
CIK 1007507

17




                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
(Mark One)
 X    Annual Report Pursuant to Section 13 or 15(D) of The Securities
Exchange Act of 1934 (No Fee Required)
For the fiscal year ended May 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 8, 1997 as reported on the New York Stock Exchange, was approximately $188,305,872. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 8, 1997 was 12,195,650.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated
August 18, 1997 are incorporated by reference into Part III.



                                  INDEX

PART I
                                                            Page
                                                           Number
Item 1.        Business                                     3-6

Item 2.        Properties                                    6

Item 3.        Legal Proceedings                             6

Item 4.        Submission of Matters to a Vote of
               Security Holders                              6

               Executive Officers of the Company            7-8

PART II

Item 5.        Market for the Registrant's Common Equity
               and Related Stockholder Matters               9

Item 6.        Selected Financial Data                       9

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    9

Item 8.        Financial Statements and Supplementary
               Data                                          9

Item 9.        Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure                                    9

PART III

Item 10.       Directors and Executive Officers of the
               Registrant                                    10

Item 11.       Executive Compensation                        10

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management                         10

Item 13.       Certain Relationships and Related
               Transactions                                  10

PART IV

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                     11-14


PART I

Item 1.     Business.

General

Morrison Health Care, Inc., a Georgia corporation, (the "Company" or "MHCI"), became an independent publicly owned company in March 1996 as a result of the distribution (the "Distribution") by Morrison Restaurants Inc., a Delaware corporation ("MRI"), to its shareholders of all the issued and outstanding shares of common stock of the Company. As a result of the Distribution, MRI's shareholders received one share of Company common stock for every three shares of MRI held. MHCI is the largest independent company focused exclusively on providing food and nutrition services to health care facilities. The Company's mission is to be the leading provider of food and nutrition services to the health care industry, fully committed to maximizing quality and value in everything the Company does for its clients, customers, team members and shareowners. With contracts in 31 states and Washington D.C., MHCI is one of the leading providers of food and nutrition services to hospitals and other health care facilities across North America.

The Company's foodservice business has its origins in the health care foodservice operations developed by it in the early 1950's. The Company has expanded through its own marketing and sales force and by acquiring other foodservice businesses. In August 1994, the Company sold certain of its education, business and industry ("B&I") contracts and assets and closed the remaining B&I accounts. This divestiture, which left the Company with only health care contracts, allowed the Company to concentrate its capital and management team in the health care industry which Management believes has a better opportunity for growth and profitability.

Operations

Morrison Health Care, Inc. operates the food and nutrition services departments of hospitals and other health care facilities. These departments typically include retail outlets for staff and visitors and patient food and nutrition services. MHCI accounts range in size from 100 bed specialty hospitals to facilities with over 2,100 beds. The Company has operations in 31 states and Washington, D.C. Approximately 78% of the accounts are in hospitals.

The Company provides its clients with the flexibility to adjust programs, staffing and service plans to meet the changing needs of the industry. MHCI has capitalized on its retail heritage in operating restaurants to bring a retail-oriented mentality to health care clients. MHCI offers its clients programs designed to reduce costs and increase customer (patients and staff) satisfaction. To better serve its clients and provide them with specialized expertise, MHCI's staff is organized into regional teams. Teams may include a regional vice president, regional director of operations, regional director of nutrition services, regional director of culinary, human resources director, support services coordinator and a director of business development who are dedicated to sharing the best industry practices and performance improvement ideas. The regional teams are supported by a corporate staff that includes nutrition services, marketing, sales, vending, human resources, legal, finance, layout and design and culinary services.

MHCI offers its services pursuant to three general types of contracts:(i) profit and loss (or guaranteed cost) contract, where MHCI assumes the risk of profit or loss for the foodservice operation; (ii) management fee contract, where the client reimburses MHCI for all costs incurred in providing the services contracted for and a negotiated management fee for supervising the client's food and nutrition services operations; and (iii) management fee contract with incentives and penalties, under which MHCI manages the client's food and nutrition operations on a management fee basis, with the amount of the management fee determined based on the achievement of predetermined goals. Approximately 75% of MHCI's accounts are operated pursuant to management fee contracts, as management fee contracts with incentives and penalties are becoming more popular. The majority of MHCI's contracts were awarded through bidding processes.

In addition, MHCI operates "branded concept" restaurants such as Pizza Hut and Taco Bell on client premises. These branded concepts accounts are operated pursuant to license arrangements with the appropriate restaurant company. Currently, MHCI has 13 license arrangements with nationally and regionally recognized restaurant companies.

The Company has created a new division to develop advanced food preparation and delivery systems. These systems are designed to increase customer satisfaction by enhancing production consistencies and generate significant cost reductions, while providing quality services for health care facilities nationwide.

MHCI markets its services nationwide through its business development directors. Each business development director focuses on potential clients in a specific territory pursuant to a marketing plan. The business development directors along with a vice president of health systems also market MHCI's services to large national accounts. In addition, MHCI personnel market to existing clients to cross-sell additional services and increase sales of existing services to complement the facility's foodservices department.

Research and Development

The Company does not engage in any material research and development activities. Numerous studies are made, however, on a continuing basis, to improve menus, equipment, and methods of operations.

Raw Materials

Raw materials essential to the operation of the Company's business are obtained principally through national food distributors. The Company uses short-term purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at customer locations, MHCI's requirements for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at customer locations. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities where the Company operates. The Company has entered into a purchasing arrangement with Ruby Tuesday, Inc.("RTI"), successor to MRI's casual dining business and Morrison Fresh Cooking, Inc. ("MFCI"), which held the family dining assets of MRI and was spun off, along with the Company, in the Distribution, to maintain the volume purchasing bargaining position enjoyed by the Company prior to the Distribution.

Trademarks of the Company

The Company has registered certain trademarks and service marks with the United States Patent and Trademark Office including the Pro-Health Dining trademark. The Company believes that this and other related marks are important to its business. Registrations of the Company's trademarks expire from 2000 to 2009, unless renewed.

Seasonality

The Company's revenues are not seasonal to any significant degree.

Working Capital Practices

Cash provided by operations, along with borrowings under the Company's revolving lines of credit, are used to pay dividends, invest in new units and renovate existing units.

Additional information concerning the working capital of the Company is incorporated herein by reference to information presented within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1997 Annual Report to Shareholders.

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

Government Compliance

The Company is subject to various regulations at both the state and local levels for items such as sanitation, health and fire safety, all of which could affect the operation of an existing account. The Company's business is also subject to various other regulations at the federal level such as fair labor standards, occupational safety and health regulations. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on the Company's operations.

Environmental Compliance

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Personnel

The Company employs approximately 3,600 full-time and part-time employees. The Company believes that working conditions are favorable and employee compensation is comparable with its competition.


Item 2.  Properties.

MHCI professionally manages foodservice departments on client-owned properties and, therefore, does not own any significant amounts of property. Vending services on client-owned facilities complement the foodservice program. Under the terms of certain contracts, MHCI is required to make rent payments to its clients. See Note 5 of the Notes to Consolidated Financial Statements included in the Annual Report to Shareholders for the fiscal year ended May 31, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Executive Officers of the Company

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 8, 1997 is provided below.

Name                 Age    Position with the Company
G. A. Davenport      43     President, Chief Executive Officer and Director
K. W. Engwall        49     Senior Vice President, Finance and Assistant Secretary
J. E. Fountain       46     Vice President, General Counsel and Secretary
J. D. Underhill      52     Senior Vice President, Sales and Marketing
C. L. Kolesar        44     Senior Vice President
F. G. Michels        59     Senior Vice President

     Glenn A. Davenport has been President and Chief Executive Officer of the Company since the Distribution in March 1996. He was President of the Health Care Division of MRI's Morrison Group from November 1993 until the Distribution in March 1996. Prior thereto, he served as Senior Vice President, Hospitality Group of MRI from February 1990 through November 1993 and in various other capacities since joining MRI in November 1973.

     K. Wyatt Engwall has been Senior Vice President, Finance and Assistant Secretary of the Company since the Distribution in March 1996. Prior thereto, he was Vice President, Controller of MRI's Ruby Tuesday Group from January 1994 until March 1996. He served as Vice President of Financial Planning of MRI from January 1993 through January 1994, Vice President and Controller of MRI's Contract Dining Division from October 1991 through January 1993 and as Controller of MRI's former Morrison's Management Services (Contract Dining) Division from October 1986 through October 1991. Mr. Engwall joined MRI in 1983 as a Financial Systems Analyst.

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

     Frances G. Michels has been Senior Vice President, Support Services of the Company since the Distribution in March 1996.
She was Senior Vice President of Support Services of the Health Care Division of MRI's Morrison Group from January 1996 until March 1996. Prior thereto, she served MRI's Health Care Division in various capacities, including as Vice President of Nutrition Services from December 1984 through January 1996, Area Manager for Operations and Nutrition Services from January 1982 through December 1984, Consulting Dietitian for the Health Care Division from June 1974 through January 1982, Foodservice Director from July 1973 through June 1974, and Chief Therapeutic Dietitian from June 1970 through July 1973.



PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters.

Certain information required by this item is incorporated herein by reference to information contained under the caption "Common Stock Market Prices and Dividends" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997. The Company intends to continue to pay dividends in the future.


Item 6.  Selected Financial Data.

The information contained under the caption "Selected Financial
Data" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997, are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended
     May 31, 1997, June 1, 1996, and June 3, 1995.

     Consolidated Balance Sheets - As of May 31, 1997 and June 1, 1996.

     Consolidated Statements of Stockholders' Equity - Fiscal years ended May 31, 1997, June 1, 1996, and June 3, 1995.

     Consolidated Statements of Cash Flows - Fiscal years ended
     May 31, 1997, June 1, 1996, and June 3, 1995.

     Notes to Consolidated Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10. Directors and Executive Officers of the Company.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 18, 1997, relating to the Registrant's annual meeting of shareholders to be held on September 23, 1997.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive
Officers of the Company."

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Election of Directors - Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 18, 1997 relating to the Registrant`s annual meeting of shareholders to be held on September 23, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 18, 1997, relating to the Registrant's annual meeting of shareholders to be held on September 23, 1997.

Item 13.  Certain Relationships and Related Transactions.

None.



PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
 (a) The following documents are incorporated by reference into or are filed as part of this report:

     1.  Financial Statements:

        The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                 Page Reference
                                                 in paper version
                                                 of Annual Report
                                                 to Shareholders
         Consolidated Statements of Income for
         the fiscal years ended May 31, 1997,
         June 1, 1996 and June 3, 1995                    20

         Consolidated Balance Sheets as of
         May 31, 1997 and June 1, 1996                    21

         Consolidated Statements of Stockholders' Equity
         for the fiscal years ended May 31, 1997,
         June 1, 1996 and June 3, 1995                    23

         Consolidated Statements of Cash Flows
         for the fiscal years ended May 31, 1997,
         June 1, 1996 and June 3, 1995                    22

         Notes to Consolidated Financial Statements       24 - 35

         Report of Independent Auditors                   36

                                                 Page Reference
                                                   in Form 10K
     2.  Financial statement schedules:

         Schedule II - Valuation and Qualifying
         Accounts for the fiscal years ended
         May 31, 1997 and June 1, 1996                  17

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



                          MORRISON HEALTH CARE, INC.
                               LIST OF EXHIBITS

Exhibit
Number                          Description

3.1               Amended and Restated Articles of Incorporation of Morrison
                  Health Care, Inc.*

3.2               Bylaws of Morrison Health Care, Inc.*

4.1               Specimen Common Stock Certificate.+

4.2 Amended and Restated Articles of Incorporation of Morrison Health Care, Inc. (see Exhibit 3.1 hereto).

4.3               Bylaws of Morrison Health Care, Inc. (see Exhibit 3.2 hereto).

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

10.5              Form of License Agreement between Ruby Tuesday, Inc.
                  and Morrison Health Care, Inc.*

10.6 Form of Amended and Restated Operating Agreement of MRT Purchasing, LLC among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.*

10.7**            Form of Morrison Health Care, Inc. 1996 Stock Incentive Plan.+

10.8** Form of Morrison Health Care, Inc. Stock Incentive and Deferred Compensation Plan for Directors.+

10.9**            Form of 1996 Non-Executive Stock Incentive Plan.+

10.10**           Form of Morrison Health Care, Inc. Executive Supplemental
                  Pension Plan.+

10.11**           Form of Morrison Health Care, Inc. Management Retirement
                  Plan.+

10.12** Form of Morrison Health Care, Inc. Salary Deferral Plan together with related form of Trust Agreement.+

10.13** Form of Morrison Health Care, Inc. Deferred Compensation Plan and related form of Trust Agreement.+

10.14** Form of Morrison Health Care, Inc. Executive Group Life and Executive Accidental Death and Dismemberment Plan.+

10.15**           Form of Morrison Health Care, Inc. Executive Life Insurance
                  Plan.+

10.16 Form of Indemnification Agreement to be entered into with executive officers and directors.*

10.17** Form of Change of Control Agreement to be entered into with executive officers.+

10.18 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc. and Eugene E. Bishop.+

10.19 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc. and Samuel E. Beall, III.+

10.20             Form of Second Amendment to Credit Agreement dated
                  June 14, 1997.

10.21**           Form of First Amendment to the Morrison Health Care, Inc.
                  Executive Supplemental Pension Plan.

10.22**           Form of First Amendment to the Morrison Health Care, Inc.
                  Management Retirement Plan.

10.23**           Form of First Amendment to the Morrison Health Care, Inc.
                  Salary Deferral Plan.

10.24**           Form of Second Amendment to the Morrison Health Care, Inc.
                  Salary Deferral Plan.




10.25**           Form of First Amendment to the Morrison Health Care, Inc.
                  Deferred Compensation Plan.

10.26**           Form of Second Amendment to the Morrison Health Care, Inc.
                  Deferred Compensation Plan.

11                Statement regarding computation of per share earnings.

13 Annual Report to Shareholders for the fiscal year ended May 31, 1997 (Only portions specifically incorporated by reference in the Form 10K are incorporated herewith.)

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

**       Denotes a management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the most recent fiscal quarter.


                                SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MORRISON HEALTH CARE, INC.


       Date 08/25/97            By:/s/ Glenn A. Davenport
                                   Glenn A. Davenport
                                   President, Chief Executive Officer and
                                   Director



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Date 08/25/97            By:/s/ Glenn A. Davenport
                                   Glenn A. Davenport
                                   President, Chief Executive Officer and
                                   Director


       Date 08/25/97            By:/s/ K. Wyatt Engwall
                                   K. Wyatt Engwall
                                   Senior Vice President,
                                   Finance and Assistant Secretary
                                   (Principal Accounting Officer)


       Date 08/25/97            By:/s/ John. B. McKinnon
                                   J. B. McKinnon
                                   Chairman of the Board


       Date 08/25/97            By:/s/ Claire L. Arnold
                                   Claire L. Arnold
                                   Director


       Date 08/25/97            By:/s/ E. Eugene Bishop
                                   E. Eugene Bishop
                                   Director





       Date 08/21/97            By:/s/ Fred L. Brown
                                   Fred L. Brown
                                   Director


       Date 08/19/97            By:/s/ Arthur R. Outlaw, Jr.
                                   Arthur R. Outlaw, Jr.
                                   Director


       Date 08/19/97            By:/s/ Dr. Benjamin F. Payton
                                   Dr. Benjamin F. Payton
                                   Director









Morrison Health Care, Inc.
Schedule II - VALUATION AND QUALIFYING ACCOUNTS
For the Periods Ended May 31, 1997 and June 1, 1996
(Dollars in Thousands)

 Column A                     Column B          Column C             Column D (A)    Column  E
                                                Additions
                             Balance at    Charged to   Charged to                   Balance at
                             Beginning     Costs        Other                        End
 Description                 of Period     Expenses     Accounts     Deductions      of Period
Year ended May 31, 1997:
Trade receivables:
  Allowance for doubtful
    accounts...............  $1,122        $0           $0           $378            $  744

Year ended June 1, 1996:
Trade receivables:
  Allowance for doubtful
   accounts................  $1,641        $0           $0          $519             $1,122




Notes:
(A) Write-off of trade receivables determined to be uncollectible against the allowance for doubtful accounts.