Form 10-Q
period 1997-08-31
MORRISON HEALTH CARE INC
filed 1997-10-15
CIK 1007507

1




                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

                Commission file number 1-14194

                       MORRISON HEALTH CARE, INC.
      (Exact name of Registrant as specified in charter)

            GEORGIA                                    63-1155966
(State or other jurisdiction of          (I.R.S. Employer identifiation No.)
 incorporation or organization)

1955 Lake Park Drive, Suite 400, Smyrna, GA            30080-8855
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (770) 437-3300


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          12,289,950
 (Number of shares of $0.01 par value common stock outstanding as of September 30, 1997)


                                  INDEX

PART I
Financial
Information
                                                            Page
                                                           Number
                                                           ------
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as
               of August 31, 1997 and May 31, 1997.......... 3

               Condensed Consolidated Statements of
               Income for the Quarter Ended
               August 31, 1997 and 1996..................... 4

               Condensed Consolidated Statements of Cash
               Flows for the Quarter Ended
               August 31, 1997 and 1996..................... 5

               Notes to Condensed Consolidated Financial
               Statements................................... 6


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................. 7-8

PART II Other Information

Item 1.        Legal Proceedings........................... 9

Item 2.        Changes in Securities....................... None

Item 3.        Defaults upon Senior Securities............. None

Item 4.        Submission of Matters to a Vote of
               Security Holders............................ None

Item 5.        Other Information........................... 9

Item 6.        Exhibits and Reports on Form 8-K............ 9

Signatures................................................. 10

Index to Exhibits, Financial Statement Schedules, and
Reports on Form 8-K........................................ 11



PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                Morrison Health Care, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                   (In thousands, except per share data)


                                                    As of             As of
                                                  August 31,         May 31,
                                                    1997              1997
                                                  --------------------------
                                                  (Unaudited)      (Audited)
Assets
Current assets:
  Cash and short-term investments.................   $ 1,668       $ 6,347
  Receivables - accounts and notes (net)..........    24,224        21,271
  Inventories.....................................     2,641         2,686
  Prepaid expenses................................       979         1,006
  Deferred income tax benefits....................     1,704         1,929
                                                  --------------------------
    Total current assets..........................    31,216        33,239
                                                  --------------------------
Property and equipment - at cost..................    16,792        16,343
  Less accumulated depreciation...................     8,674         8,471
                                                  --------------------------
                                                       8,118         7,872
Cost in excess of net assets acquired, net........     5,246         4,582
Other assets......................................    15,713        14,510
                                                  --------------------------
    Total assets..................................   $60,293       $60,203
                                                  ==========================
Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable................................   $ 9,237       $10,381
  Book bank overdrafts............................     2,061         2,596
  Short-term borrowings...........................     1,992             0
  Other accrued liabilities.......................    11,443        11,360
  Current portion of long-term debt...............     5,011         5,011
                                                  --------------------------
    Total current liabilities.....................    29,744        29,348
                                                  --------------------------
Notes payable.....................................    13,761        15,022
Other deferred liabilities........................    10,373        10,205
Stockholders' equity:
   Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 12,199 and 12,165 shares,
    1998 and 1997, respectively)..................       122           122
  Capital in excess of par value..................    10,127         9,717
  Unearned ESOP shares............................    (3,438)       (3,517)
  Retained earnings...............................       979           647
                                                  --------------------------
                                                       7,790         6,969
  Less cost of treasury stock.....................     1,375         1,341
                                                  --------------------------
    Total stockholders' equity....................     6,415         5,628
                                                  --------------------------
    Total liabilities and stockholders' equity....   $60,293       $60,203
                                                  ==========================

The accompanying notes are an integral part of the financial statements.



                 Morrison Health Care, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                    (In thousands, except per share data)
                                 (Unaudited)



                                                       For the Quarter Ended
                                                    --------------------------
                                                      August 31,    August 31,
                                                         1997          1996
                                                    --------------------------
Revenues............................................  $57,754       $52,658
Operating costs and expenses:
  Operating expenses................................   47,727        43,024
  Selling, general and administrative...............    5,126         4,913
Interest expense, net of interest income,
    totaling $177 in 1998 and $294 in 1997..........      227           102
                                                    --------------------------
                                                       53,080        48,039
                                                    --------------------------
Income before provision for income taxes............    4,674         4,619
Provision for federal and state income taxes........    1,846         1,923
                                                    --------------------------
Net income..........................................  $ 2,828       $ 2,696
                                                    ==========================
Earnings per common and common equivalent share.....  $  0.24       $  0.23
                                                    ==========================
Weighted-average common and common
     equivalent shares..............................   12,028        11,837
                                                    ==========================

The accompanying notes are an integral part of the financial statements.

                 Morrison Health Care, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                           (Amounts in thousands)
                                 (Unaudited)


                                                       For the Quarter Ended
                                                     -------------------------
                                                       August 31,   August 31,
                                                          1997         1996
                                                     -------------------------
Operating activities:
Net income...........................................  $ 2,828      $ 2,696
Adjustments to reconcile net income to net cash
  (used) provided  by operating activities:
    Depreciation and amortization....................      580          455
    Amortization of intangibles......................       56           39
    Other, net.......................................      214          317
    Deferred income taxes............................      167         (351)
    (Gain)/Loss on disposition of assets.............      (43)          18
    Changes in operating assets and liabilities:
      (Increase)/Decrease in receivables.............   (3,292)       3,532
      Decrease in inventories........................       43           26
      (Increase)/Decrease in prepaid and other
        assets.......................................      (29)         135
      Increase in accounts payable, accrued
        and other liabilities........................    2,615           19
      Increase in income taxes payable...............    1,578          601
                                                     -------------------------
Net cash (used) provided by operating activities.....     (513)       7,487
                                                     -------------------------
Investing activities:
Purchases of property and equipment..................     (981)        (944)
Proceeds from disposal of assets.....................      197           34
Other, net...........................................   (2,073)        (330)
                                                     -------------------------
Net cash used by investing activities................   (2,857)      (1,240)
                                                     -------------------------
Financing activities:
Principal payments on long-term debt.................   (1,261)         (11)
Net change in short-term borrowings..................    1,992       (1,761)
Proceeds from exercise of stock options..............      396          134
Dividends paid.......................................   (2,496)      (2,423)
Increase in Treasury Stock held by
  Deferred Comp Plan.................................      (33)         (66)
ESOP shares..........................................       93            0
                                                     -------------------------
Net cash used by financing activities................   (1,309)      (4,127)
                                                     -------------------------
(Decrease)/Increase in cash and short-term
  investments........................................   (4,679)       2,120
Cash and short-term investments at the
  beginning of the period............................    6,347        6,088
                                                     -------------------------
Cash and short-term investments at the
  end of the period..................................  $ 1,668      $ 8,208
                                                     =========================

The accompanying notes are an integral part of the financial statements.


          Morrison Health Care, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of Management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997.

Certain prior reported amounts have been reclassified to be consistent with current reporting practices.

NOTE B - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On September 23, 1997, the Company's Board of Directors declared a quarterly cash dividend of $0.205 per share of outstanding common stock payable on October 31, 1997 to shareholders of record at the close of business on October 10, 1997.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
Morrison Health Care, Inc. ("MHCI" or the "Company"), a Georgia corporation, was spun off from Morrison Restaurants Inc. ("MRI") in March 1996. The discussion below relates to the results of operations of the Company for the quarter ended August 31, 1997 compared with the results for the quarter ended August 31, 1996.


Results of Operations
The Company reported net income from continuing operations of $2.8 million for the quarter ended August 31, 1997, compared with income of $2.7 million reported for the corresponding period of the prior fiscal year.


Revenue
Revenue from operations increased $5.1 million or 9.7% to $57.8 million for the quarter ended August 31, 1997 from the comparable period in the prior year. The quarterly increase was primarily attributable to the conversion of client payroll to MHCI payroll in continuing accounts.

Managed volume (which is the amount of estimated total operating costs managed) from operations increased $3.9 million or 3.4% to $117.4 million for the quarter ended August 31, 1997 from the prior year period due to the expansion of the vending and branded concepts programs in continuing accounts.


Operating Costs
Operating costs increased $4.7 million or 10.9% to $47.7 million for the quarter ended August 31, 1997. These costs have increased as a percent of revenue from the comparable period in the prior year primarily as a result of the conversion of client payroll to MHCI payroll in continuing accounts.

Selling, general and administrative expenses for the quarter increased $0.2 million or 4.3% for the quarter ending August
31, 1997 as compared to the same period of the prior year.


Interest Expense (net of Interest Income)
Net interest expense increased to $0.2 million for the quarter from $0.1 million for the same period of the prior year due to the receipt of $0.2 million in interest income in the prior year.


Income Taxes
The effective income tax rate on continuing operations for the quarter ended August 31, 1997 was 39.5%, as compared to 41.6% for the same period of the prior year. The Company has lowered its estimated effective income tax rate for the current year based upon its anticipated taxable income including anticipated tax credits.


Earnings per Share
Earnings per share are based on the weighted-average number of shares outstanding during each quarter and are adjusted for equivalent shares. Equivalent shares are the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds.


Liquidity and Capital Resources
Total assets at August 31, 1997 were $60.3 million, a $0.1 million increase from $60.2 million as of the prior fiscal year end.

Total liabilities at August 31, 1997 were $53.9 million, a $0.7 million decrease from $54.6 million as of the end of the prior fiscal year. This decrease was primarily due to a $1.1 million decrease in accounts payable.

The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term.

VHA Inc. Agreement
On August 21, 1997, the Company signed an agreement with VHA Inc. to serve as a preferred provider of food and nutrition services for VHA members. VHA is a nationwide network of leading community-owned health care organizations that comprises approximately 22 percent of the nation's hospitals. Management believes that this agreement will give the Company increased visibility and greater growth potential in the health care market.


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


ITEM 5    OTHER INFORMATION
At its quarterly meeting held on September 23, 1997, the Board of Directors declared a cash dividend of $0.205 per share, payable on October 31, 1997 to shareholders of record at the close of business on October 10, 1997.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 11     Computation of Earnings per Share

        Exhibit 27     Financial Data Schedule

   (b)  Reports on Form 8-K

        None


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MORRISON HEALTH CARE,  INC.
                                                    (Registrant)



10/14/97                                By:/S/ K. WYATT ENGWALL
DATE                                           K. WYATT ENGWALL
                                 Senior Vice President, Finance
        (Senior Vice President and Principal Accounting Officer)



                        MORRISON HEALTH CARE, INC.
                             LIST OF EXHIBITS

 Exhibit
 Number       Description
 -------      ---------------------------------------

    11        Computation of Earnings per Share

    27        Financial Data Schedule