Form 10-Q
period 1997-11-30
MORRISON HEALTH CARE INC
filed 1998-01-13
CIK 1007507

6




                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997
                              OR
___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

                     Commission file number 1-14194

                        MORRISON HEALTH CARE, INC.
                        -------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes_X_   No___

                          12,306,776
(Number of shares of $0.01 par value common stock outstanding as of December 31, 1997)

                                  INDEX
                                  -----
PART I Financial Information
                                                               Page
                                                              Number
                                                              ------
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as
               of November 30, 1997 and May 31, 1997.........   3

               Condensed Consolidated Statements of
               Income for the Quarter and Six Months Ended
               November 30, 1997 and 1996....................   4

               Condensed Consolidated Statements of Cash
               Flows for the Six Months Ended
               November 30, 1997 and 1996....................   5

               Notes to Condensed Consolidated Financial
               Statements....................................   6


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................   7-8

Item 3.        Quantitative and Qualitative Disclosures
               about Market Risk.............................   N/A

PART II Other Information

Item 1.        Legal Proceedings.............................   9

Item 2.        Changes in Securities.........................   None

Item 3.        Defaults upon Senior Securities...............   None

Item 4.        Submission of Matters to a Vote of
               Security Holders..............................   9

Item 5.        Other Information.............................   9

Item 6.        Exhibits and Reports on Form 8-K..............   9

Signatures...................................................   10

Index to Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K........................................   11



PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                Morrison Health Care, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                   (In thousands, except per share data)


                                                      As of                As of
                                                   November 30,           May 31,
                                                       1997                1997
                                                -----------------------------------
                                                  (Unaudited)             (Audited)
Assets
Current assets:
  Cash and short-term investments...............    $ 5,842             $ 6,347
  Receivables - accounts and notes (net)........     25,738              21,271
  Inventories...................................      2,716               2,686
  Prepaid expenses..............................        899               1,006
  Deferred income tax benefits..................      1,686               1,929
                                                -----------------------------------
    Total current assets........................     36,881              33,239
                                                -----------------------------------
Property and equipment - at cost................     18,031              16,343
  Less accumulated depreciation.................      9,113               8,471
                                                -----------------------------------
                                                      8,918               7,872
Cost in excess of net assets acquired, net......      5,190               4,582
Other assets....................................     17,213              14,510
                                                -----------------------------------
    Total assets................................    $68,202             $60,203
                                                ===================================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..............................    $10,244             $10,381
  Book bank overdrafts..........................      3,201               2,596
  Short-term borrowings.........................      2,395                   0
  Other accrued liabilities.....................     10,921              11,360
  Current portion of long-term debt.............      5,011               5,011
                                                -----------------------------------
    Total current liabilities...................     31,772              29,348
                                                -----------------------------------
Notes payable...................................     16,511              15,022
Other deferred liabilities......................     11,339              10,205
Stockholders' equity:
  Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 12,307 and 12,165 shares,
    1998 and 1997, respectively)................        123                 122
  Capital in excess of par value................     11,518               9,717
  Unearned ESOP shares..........................     (3,359)             (3,517)
  Retained earnings.............................      1,608                 647
                                                -----------------------------------
                                                      9,890               6,969
  Less cost of treasury stock...................      1,310               1,341
                                                -----------------------------------
    Total stockholders' equity..................      8,580               5,628
                                                -----------------------------------
    Total liabilities and stockholders' equity..    $68,202             $60,203
                                                ===================================

The accompanying notes are an integral part of the financial statements.


                 Morrison Health Care, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                    (In thousands, except per share data)
                                 (Unaudited)




                                        For the Quarter Ended        For the Six Months Ended
                                    -----------------------------  ----------------------------
                                    November 30,     November 30,  November 30,    November 30,
                                         1997             1996          1997            1996
                                    -----------------------------  ----------------------------
Revenues............................  $60,646          $54,355      $118,400        $107,013

Operating costs and expenses:
  Operating expenses................   49,958           44,064        97,685          87,088
  Selling, general and
    administrative..................    5,424            5,347        10,550          10,260
Interest expense, net of
  interest income, totaling $1,103
  and $1,280, respectively, in 1998
  and $120 and $414, respectively,
  in 1997...........................      229              296           456             398
                                    -----------------------------  ----------------------------
                                       55,611           49,707       108,691          97,746
                                    -----------------------------  ----------------------------
Income before provision for
  income taxes......................    5,035            4,648         9,709           9,267
Provision for federal and state
  income taxes......................    1,989            1,922         3,835           3,845
                                    -----------------------------  ----------------------------
Net income..........................  $ 3,046          $ 2,726      $  5,874        $  5,422
                                    =============================  ============================
Earnings per common and common
  equivalent share..................  $  0.25          $  0.23      $   0.49        $   0.46
                                    =============================  ============================
Weighted average common and common
  equivalent shares.................   12,161           11,831        12,095          11,834
                                    =============================  ============================

The accompanying notes are an integral part of the financial statements.


                 Morrison Health Care, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                           (Amounts in thousands)
                                 (Unaudited)


                                                      For the Six Months Ended
                                                   ------------------------------
                                                   November 30,      November 30,
                                                          1997              1996
                                                   ------------------------------

Operating activities:
Net income........................................     $ 5,874           $ 5,422
Adjustments to reconcile net income to net cash
  (used) provided  by operating activities:
    Depreciation and amortization.................       1,216               944
    Amortization of intangibles...................         113                78
    Other, net....................................         483               557
    Deferred income taxes.........................        (295)             (777)
    (Gain)/Loss on disposition of assets..........         (39)               14
    Changes in operating assets and liabilities:
      (Increase)/Decrease in receivables..........      (4,777)            2,881
      Increase in inventories.....................         (31)              (51)
      Increase in prepaid and other assets........        (209)              (85)
      Increase in accounts payable, accrued
        and other liabilities.....................         866             1,823
      Increase in income taxes payable............         688                49
                                                  -------------------------------
Net cash provided by operating activities.........       3,889            10,855
                                                  -------------------------------
Investing activities:
Purchases of property and equipment...............      (2,447)           (1,808)
Proceeds from disposal of assets..................         225                51
Other, net........................................      (3,133)             (677)
                                                  -------------------------------
Net cash used by investing activities.............      (5,355)           (2,434)
                                                  -------------------------------
Financing activities:
Principal payments on long-term debt..............      (2,511)              (11)
Net change in short-term borrowings...............       6,395            (3,761)
Proceeds from exercise of stock options...........       1,770               306
Dividends paid....................................      (4,914)           (4,855)
Decrease/(Increase) in Treasury Stock held by
    Deferred Comp Plan............................          31              (197)
ESOP shares.......................................         190                 0
                                                  -------------------------------
Net cash provided (used) by financing activities..         961            (8,518)
                                                  -------------------------------
Decrease in cash and short-term investments.......        (505)              (97)
Cash and short-term investments at the
  beginning of the period.........................       6,347             6,088
                                                  -------------------------------
Cash and short-term investments at the
  end of the period...............................     $ 5,842           $ 5,991
                                                  ===============================

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

NOTE B - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On January 7, 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.205 per share of outstanding common stock payable on January 31, 1998 to shareholders of record at the close of business on January 20, 1998.


NOTE C - NEW ACCOUNTING STANDARD
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for financial statements issued after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The change is not expected to have a material impact on the Company's earnings per share.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
Morrison Health Care, Inc. ("MHCI" or the "Company"), a Georgia corporation, was spun off from Morrison Restaurants Inc. ("MRI") in March 1996. The discussion below relates to the results of operations of the Company for the quarter and six months ended November 30, 1997 compared with the results for the comparable periods of the prior year.


Results of Operations
The Company reported net income from continuing operations of $3.0 million for the quarter and $5.9 million for the six months ended November 30, 1997, compared with net income of $2.7 and $5.4 million reported for the corresponding periods of the prior fiscal year. Earnings before interest and taxes increased $0.3 million to $5.3 million for the quarter and increased $0.5 million to $10.2 million for the six months ended November 30, 1997.


Revenue
Revenue from operations increased $6.3 million or 11.6% to $60.6 million for the quarter and increased $11.4 million or 10.6% to $118.4 million for the six months ended November 30, 1997. The increase was primarily attributable to the conversion of client paid payroll to MHCI paid payroll in continuing accounts.


Managed volume (which is the amount of estimated total operating costs managed) from operations increased $7.1 million or 6.2% to $121.0 million for the quarter and increased $11.0 or 4.8% for the six months ended November 30,1997 from the prior year period due to the expansion of the vending and branded concepts programs in continuing accounts.


Operating Costs
Operating costs increased $5.9 million or 13.4% to $50.0 million for the quarter and increased $10.6 million or 12.2% for the six months ended November 30, 1997. These costs have increased as a percentage of revenue from the comparable periods in the prior year primarily as a result of the conversion of client paid payroll to MHCI paid payroll in continuing accounts.

Selling, general and administrative expenses for the quarter increased $0.08 million or 1.4% for the quarter and increased
$0.3 million or 2.8% for the six months ended November 30, 1997 as compared to the same periods of the prior year.


Interest Expense (net of Interest Income)
Net interest expense decreased from $0.3 million to $0.2 million for the quarter and increased to $0.5 million for the six months ended November 30, 1997 from $0.4 million for the same period of the prior year.





Income Taxes
The effective income tax rate on continuing operations for the three months and six months ended November 30, 1997 was 39.5%, as compared to 41.4% and 41.5%, respectively, for the same periods of the prior year. The Company has lowered its estimated effective income tax rate for the current year based upon anticipated tax credits and a review of the first full year of tax filings.


Earnings per Share
Earnings per share are based on the weighted-average number of shares outstanding during each quarter and are adjusted for equivalent shares. Equivalent shares are the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds.


Liquidity and Capital Resources
Total assets at November 30, 1997 were $68.2 million, a $8.0 million increase from $60.2 million as of the prior fiscal year end. This increase is attributable to the following: 1) an increase of $4.5 million in accounts receivable due to the Thanksgiving holiday being before the end of the quarter; 2) an increase of $0.8 million in client investments; and 3) a $0.9 million increase in the Company's Deferred Compensation Plan assets.

Total liabilities at November 30, 1997 were $59.6 million, a $5.0 million increase from $54.6 million as of the end of the prior fiscal year. This increase was primarily due to a $3.8 million increase in debt and a $1.1 million increase in deferred other liabilities related to the Company's Deferred Compensation Plan.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.



PART II -  OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS
The Company is presently, and from time to time, subject to pending claims and suits arising in the ordinary course of its business. In the opinion of Management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

ITEM 2     CHANGES IN SECURITIES
None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 23, 1997, the Company held its Annual Meeting of
Shareholders in Atlanta, Georgia. During the meeting, the following matters were voted upon.

Proposal 1 - Election of Directors
The following nominees were elected as Class II directors to the Board of Directors for a three year term.

                                             Number of
                             Number of        Votes
Nominees                     Votes For       Withheld
------------------------------------------------------
Claire L. Arnold.............10,713,739       88,694
Glenn A. Davenport...........10,751,747       50,686

Other members of the Board of Directors are E. Eugene Bishop,
Fred L. Brown, John B. McKinnon, Arthur R. Outlaw, Jr and Dr.
Benjamin F. Payton.

Proposal 2 - Amendment to 1996 Stock Incentive Plan
The shareholders approved amending the 1996 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder the Plan by 900,000. The results of the shareholders' votes were 8,367,404 shares voted For, 1,076,424 shares voted Against, 52,293 shares Abstained, and 1,982,558 shares subject to broker non-votes.

ITEM 5    OTHER INFORMATION
At its quarterly meeting held on January 7, 1998, the Board of Directors declared a cash dividend of $0.205 per share, payable on January 31, 1998 to shareholders of record at the close of business on January 20, 1998.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:
        Exhibit 11     Computation of Earnings per Share
        Exhibit 27     Financial Data Schedule

   (b)  Reports on Form 8-K:
                  None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MORRISON HEALTH CARE,  INC.
                                                   (Registrant)



 01/12/98                           By:   /S/ K. WYATT ENGWALL
 DATE                                         K. WYATT ENGWALL
                                Senior Vice President, Finance
       (Senior Vice President and Principal Accounting Officer)



                        MORRISON HEALTH CARE, INC.
                             LIST OF EXHIBITS

Exhibit
Number     Description
-------    ----------------------------------------------------

 11        Computation of Earnings per Share

 27        Financial Data Schedule