Form 10-Q
period 1998-02-28
MORRISON HEALTH CARE INC
filed 1998-04-14
CIK 1007507

13



                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to________________.

                     Commission file number 1-14194

                        MORRISON HEALTH CARE, INC.
                        --------------------------
            (Exact name of Registrant as specified in charter)

 GEORGIA                                                        63-1155966
(State or other jurisdiction of         (I.R.S. Employer identification No.)
 incorporation or organization)

 1955 Lake Park Drive, Suite 400, Smyrna, GA                    30080-8855
(Address of principal executive offices)                         (Zip-Code)

Registrant's telephone number, including area code:         (770) 437-3300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes_X_   No___

                          12,351,376
(Number of shares of $0.01 par value common stock outstanding as of March 31, 1998)

                                  INDEX
                                  -----

PART I Financial Information
                                                              Page
                                                             Number
                                                             ------
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as
               of February 28, 1998 and May 31, 1997.........   3

               Condensed Consolidated Statements of
               Income for the Quarter and Nine Months Ended
               February 28, 1998 and March 1, 1997...........   4

               Condensed Consolidated Statements of Cash
               Flows for the Nine Months Ended
               February 28, 1998 and March 1, 1997...........   5

               Notes to Condensed Consolidated Financial
               Statements....................................   6-7


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................   8-10

Item 3.        Quantitative and Qualitative Disclosures
               about Market Risk.............................   N/A

PART II Other Information

Item 1.        Legal Proceedings.............................   11

Item 2.        Changes in Securities.........................   None

Item 3.        Defaults upon Senior Securities...............   None

Item 4.        Submission of Matters to a Vote of
               Security Holders..............................   None

Item 5.        Other Information.............................   11

Item 6.        Exhibits and Reports on Form 8-K..............   11

Signatures...................................................   12

Index to Exhibits, Financial Statement Schedules, and
Reports on Form 8-K..........................................   13



PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                Morrison Health Care, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                   (In thousands, except per share data)


                                                    As of                   As of
                                                 February 28,              May 31,
                                                     1998                   1997
                                                ------------------------------------
                                                 (Unaudited)               (Audited)
Assets
Current assets:
  Cash and short-term investments...............     $  4,550            $ 6,347
  Receivables - accounts and notes (net)........       25,023             21,271
  Inventories...................................        3,052              2,686
  Prepaid expenses..............................        1,094              1,006
  Deferred income tax benefits..................        2,136              1,929
                                                ------------------------------------
    Total current assets........................       35,855             33,239
                                                ------------------------------------
Property and equipment - at cost................       20,419             16,343
  Less accumulated depreciation.................        9,662              8,471
                                                ------------------------------------
                                                       10,757              7,872
Cost in excess of net assets acquired, net......       11,092              4,582
Deferred charges................................        4,368              2,830
Other assets....................................       12,905             11,680
                                                ------------------------------------
    Total assets................................      $74,977            $60,203
                                                ====================================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..............................      $10,384            $10,381
  Book bank overdrafts..........................        1,653              2,596
  Other accrued liabilities.....................       11,528             11,360
  Current portion of long-term debt.............        5,011              5,011
                                                ------------------------------------
    Total current liabilities...................       28,576             29,348
                                                ------------------------------------
Notes payable...................................       26,387             15,022
Other deferred liabilities......................       10,920             10,205
Stockholders' equity:
  Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 12,326 and 12,165 shares,
    1998 and 1997, respectively)................          123                122
  Capital in excess of par value................       11,914              9,717
  Unearned ESOP shares..........................       (3,283)            (3,517)
  Retained earnings.............................        1,727                647
                                                ------------------------------------
                                                       10,481              6,969
  Less cost of treasury stock...................        1,387              1,341
                                                ------------------------------------
    Total stockholders' equity..................        9,094              5,628
                                                ------------------------------------
    Total liabilities and stockholders' equity..      $74,977            $60,203
                                                ====================================

The accompanying notes are an integral part of the financial statements.


                 Morrison Health Care, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                    (In thousands, except per share data)
                                 (Unaudited)




                                          For the Quarter Ended       For the Nine Months Ended
                                      -----------------------------  ------------------------------
                                      February 28,        March 1,     February 28,       March 1,
                                             1998            1997             1998           1997
                                      -----------------------------  ------------------------------
Revenues..............................    $63,337         $57,483         $181,737        $164,496
Operating costs and expenses:
  Operating expenses..................     52,796          48,067          150,481         135,155
  Selling, general and
    administrative....................      5,925           5,517           16,475          15,777
Interest expense, net of
  interest income, totaling $107 and
  $1,387, respectively, in 1998
  and $152 and $566, respectively,
  in 1997.............................        324             204              780             602
                                      ----------------------------  -------------------------------
                                           59,045          53,788          167,736         151,534
Income before provision for
  income taxes........................      4,292           3,695           14,001          12,962
Provision for federal and state
  income taxes........................      1,695           1,533            5,530           5,378
                                      ----------------------------  -------------------------------
Net income............................    $ 2,597         $ 2,162         $  8,471        $  7,584
                                      ============================  ===============================

Earnings per share - Basic............    $  0.22         $  0.18         $   0.71        $   0.64
Earnings per share - Diluted..........    $  0.21         $  0.18         $   0.70        $   0.64

Weighted average common
  shares - Basic......................     11,975          11,785           11,927          11,783
Net effect of dilutive stock options..        283              58              222              54
                                      ----------------------------  --------------------------------
Weighted average common and common
  equivalent shares - Diluted.........     12,258          11,843           12,149          11,837
                                      ============================  ================================

The accompanying notes are an integral part of the financial statements.


                 Morrison Health Care, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                           (Amounts in thousands)
                                 (Unaudited)


                                                     For the Nine Months Ended
                                                  ---------------------------------
                                                   February 28,       March 1,
                                                          1998           1997
                                                  ---------------------------------
Operating activities:
Net income........................................    $  8,471       $  7,584
Adjustments to reconcile net income to net cash
  provided  by operating activities:
    Depreciation and amortization.................       1,858          1,469
    Amortization of intangibles...................         220            116
    Other, net....................................         734            811
    Deferred income taxes.........................        (454)          (715)
    (Gain)/Loss on disposition of assets..........         (47)            21
    Changes in operating assets and liabilities:
      (Increase)/Decrease in receivables..........      (3,974)         4,004
      Increase in inventories.....................        (362)           (17)
      (Increase)/Decrease in prepaid and
         other assets.............................        (301)           675
      (Decrease)/Increase in accounts payable,
         accrued and other liabilities............        (986)         1,988
      Increase in income taxes payable............         506          1,113
                                                  ---------------------------------
Net cash provided by operating activities.........       5,665         17,049
                                                  ---------------------------------
Investing activities:
Purchases of property and equipment...............      (4,911)        (2,933)
Proceeds from disposal of asset...................         242             61
Acquisitions......................................      (6,303)             0
Deferred charges..................................      (2,253)          (649)
Other, net........................................        (598)          (332)
                                                  ---------------------------------
Net cash used by investing activities.............     (13,823)        (3,853)
                                                  ---------------------------------
Financing activities:
Principal payments on long-term debt..............       (3,761)          (11)
Net change in short-term borrowings...............       15,125        (6,761)
Proceeds from exercise of stock options...........        2,139           375
Dividends paid....................................       (7,391)       (7,289)
(Increase) in treasury stock held by
    Deferred Comp Plan............................          (45)         (237)
ESOP shares released..............................          294             0
                                                  ---------------------------------
Net cash provided (used) by financing activities..        6,361       (13,923)
                                                  ---------------------------------
Decrease in cash and short-term investments.......       (1,797)         (727)
Cash and short-term investments at the
  beginning of the period.........................        6,347         6,088
                                                  ---------------------------------
Cash and short-term investments at the
  end of the period...............................     $  4,550      $  5,361
                                                  =================================

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

NOTE B - ACQUISITION OF DRAKE MANAGEMENT SERVICES
In January 1998, the Company acquired for approximately $6 million all of the outstanding common stock of Drake Management Services (DMS). The purchase price may increase contingent on the future earnings of DMS as defined in the purchase agreement. The acquisition was accounted for using the purchase method. The resulting goodwill is being amortized over twenty years using the straight-line method. The results of Drake Management Services have been included from the acquisition date.


NOTE C - EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The provisions of SFAS No. 128 are applicable to reporting periods after December 15, 1997, and supercede Accounting Principles Board Opinion No. 15, "Earnings Per Share." Under SFAS No. 128 basic earnings per share ("EPS") are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS are computed based on the weighted average number of shares outstanding during the period plus the effect of outstanding stock options using the treasury stock method. As required, the Company adopted SFAS No. 128 during the quarter ended February 28, 1998 and restated its EPS for all prior periods presented.


NOTE D - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On March 26, 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.205 per share of outstanding common stock payable on April 30, 1998 to shareholders of record at the close of business on April 10, 1998.

Strategic Dividend Decision and Stock Repurchase Program
Also on March 26, 1998, the Board of Directors adopted a new dividend policy which calls for the payment of annual dividends at a rate of $0.16 per share effective with the quarterly dividend payment in July 1998.





          Morrison Health Care, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(UNAUDITED)


At the same Board of Directors meeting, the Board authorized a program to repurchase up to 1,000,000 shares of common stock from time to time in open market and other negotiated transactions. The timing and actual number of shares that will be purchased will depend on a variety of factors, including the Company's liquidity and financial resources, and the market price of the stock and other market conditions. The Company may, at its discretion, extend or terminate the stock repurchase program at any time.

Acquisition - Spectra Services, Inc.
In March 1998, the Company acquired Chicago-based Spectra Services, Inc. ("Spectra") in a cash transaction. The acquisition will be accounted for using the purchase method. The resulting goodwill will be amortized over twenty years using the straight-line method. The results of Spectra will be included from the acquisition date.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
Morrison Health Care, Inc. ("MHCI" or the "Company"), a Georgia corporation, was spun off from Morrison Restaurants Inc. ("MRI") in March 1996. The discussion below relates to the results of operations of the Company for the quarter and nine months ended February 28, 1998 compared with the results for the comparable periods of the prior year.


Results of Operations
The Company's net income from continuing operations increased 20.1% to $2.6 million for the quarter and 11.7% to $8.5 million for the nine months ended February 28, 1998, compared with net income of $2.2 and $7.6 million reported for the corresponding periods of the prior fiscal year. Earnings before interest and taxes increased 18.4% or $0.7 million to $4.6 million for the quarter and increased 9.0% or $1.2 million to $14.8 million for the nine months ended February 28, 1998.


Revenue
Revenue from operations increased $5.9 million or 10.2% to $63.3 million for the quarter and increased $17.2 million or 10.5% to $181.7 million for the nine months ended February 28, 1998. The increase was primarily attributable to the conversion of client paid payroll to MHCI paid payroll in continuing accounts and the revenue from the accounts acquired from Drake Management Services.

Managed volume (which is the amount of estimated total operating costs managed) from operations increased $11.4 million or 9.7% to $129.3 million for the quarter and increased $22.4 million or 6.5% to $367.7 million for the nine months ended February 28, 1998 from the prior year period due to the expansion of the vending and branded concepts programs in continuing accounts.


Operating Costs
Operating costs increased $4.7 million or 9.8% to $52.8 million for the quarter and increased $15.3 million or 11.3% for the nine months ended February 28, 1998. On a year to date basis, these costs have increased as a percentage of revenue from the prior year primarily as a result of the conversion of client paid payroll to MHCI paid payroll in continuing accounts.

Selling, general and administrative expenses increased $0.4 million or 7.4% for the quarter and increased $0.7 million or 4.4% for the nine months ended February 28, 1998 as compared to the same periods of the prior year. Selling, general and administrative expenses as percentage of revenue were relatively flat when compared to the corresponding periods of the prior year.

Interest Expense (net of Interest Income)
Net interest expense increased from $0.2 million to $0.3 million for the quarter and increased to $0.8 million for the nine months ended February 28, 1998 from $0.6 million for the same period of the prior year. Interest on funds used to finance construction of significant additions to property and equipment is capitalized. The capitalized interest is recorded as part of the asset to which it relates and will be amortized over the asset's estimated useful life. The Company capitalized interest totaling $33,000 and $62,000 for the three and nine months ended February 28, 1998, respectively, related to the construction of the Advanced Culinary Centers and the development of a new computer information system.



Income Taxes
The effective income tax rate on continuing operations for the three months and nine months ended February 28, 1998 was 39.5% as compared to 41.5% for the same periods of the prior year. The Company has lowered its estimated effective income tax rate for the current year based upon anticipated tax credits and a review of the first full year of tax filings.


Earnings per Share
The Company has adopted Financial Accounting Standards Board
Statement (SFAS) No. 128, "Earnings Per Share", and has restated earnings per share amounts reported in prior periods in accordance with SFAS No. 128. Basic earnings per share is based on the weighted average number of shares outstanding during each quarter. Diluted earnings per share is based on the weighted average number of shares outstanding during each quarter plus the effect of outstanding stock options using the treasury stock method.


Liquidity and Capital Resources
Total assets at February 28, 1998 were $75.0 million, a $14.8 million increase from $60.2 million as of the prior fiscal year end. This increase is attributable to the following: 1) an increase of $3.8 million in accounts and notes receivable due in part to the month of February having only 28 days; 2) an increase of $2.9 million in net fixed assets primarily due to the construction of the Advanced Culinary Centers and the development of a new computer information system, 3) an increase of $1.5 million in client investments, 4) $0.6 million increase in investments due to the increase in the cash surrender value of company owned life insurance policies and 5) an increase in net costs in excess of assets acquired primarily due to the January 1998 acquisition of Drake Management Services.

Total liabilities at February 28, 1998 were $65.9 million, a $11.3 million increase from $54.6 million as of the end of the prior fiscal year. This increase was primarily due to an $11.3 million increase in debt.

The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term.


Subsequent Events
Declaration of Quarterly Dividend
On March 26, 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.205 per share of outstanding
Common Stock payable on April 30, 1998 to shareholders of record at the close of business on April 10, 1998.

Strategic Dividend Decision and Stock Repurchase Program
In order to create a more flexible financial structure moving forward, the Board of Directors has determined that it is in the Company's best interests to reduce its dividend. In accordance with the new dividend policy adopted on March 26, 1998, the annual dividend rate will be reduced to $0.16 per share effective with the quarterly dividend payment in July 1998. This policy change will make the Company's dividend payment as a percent of earnings more comparable with other companies in its industry.




Subsequent Events -  continued

At the same Board of Directors meeting, the Board authorized a program to repurchase up to 1,000,000 shares of common stock from time to time in open market and other negotiated transactions. The timing and actual number of shares that will be purchased will depend on a variety of factors, including the Company's liquidity and financial resources, and the market price of the stock and other market conditions. The Company believes that the reduction in the long-term capital gains tax makes it more efficient to return capital to its shareholders through a stock repurchase program instead of dividends. The Company may, at its discretion, extend or terminate the stock repurchase program at any time.

Acquisition - Spectra Services, Inc.
The Company has identified investment opportunities in the Senior Living Dining Services, a market the Company believes is under-penetrated and rapidly expanding. The Company's plans for future growth in the senior living market are to result from acquisitions and internal development. In March 1998, the Company acquired Chicago-based Spectra Services, Inc. in a cash transaction.


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

ITEM 2     CHANGES IN SECURITIES
None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5   OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         Exhibit 3.2    Bylaws of Morrison Health Care, Inc., as amended

         Exhibit 27.1   Financial Data Schedule - For the Nine
                        Months ended February 28, 1998 (for SEC use only)

         Exhibit 27.2   Financial Data Schedule - For the Six
                        Months ended November 30, 1997 and
                        November 30, 1996 (for SEC use only)

         Exhibit 27.3   Financial Data Schedule - For the Three
                        Months ended August 31, 1997 and
                        August 31, 1996 (for SEC use only)

         Exhibit 27.4   Financial Data Schedule - For the Nine
                        Months ended March 1, 1997 (for SEC use only)

         Exhibit 27.5   Financial Data Schedule - For the Year
                        ended May 31, 1997 (for SEC use only)



   (b)  Reports on Form 8-K:
                       None


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MORRISON HEALTH CARE, INC.
                                                   (Registrant)



 04/13/98                           By:    /S/  K. WYATT ENGWALL
 DATE                                           K. WYATT ENGWALL

                                  Senior Vice President, Finance
         (Senior Vice President and Principal Accounting Officer)



                        MORRISON HEALTH CARE, INC.
                             LIST OF EXHIBITS

Exhibit
Number     Description
------     --------------------------------------------------------
           3.2       Bylaws of Morrison Health Care, Inc., as amended

           27.1 Financial Data Schedule - For the Nine Months ended February 28, 1998 (for SEC use only)

           27.2 Financial Data Schedule - For the Six Months ended November 30, 1997 and November 30, 1996 (for SEC use only)

           27.3 Financial Data Schedule - For the Three Months ended August 31, 1997 and August 31, 1996 (for SEC use only)

           27.4 Financial Data Schedule - For the Nine Months ended March 1, 1997 (for SEC use only)

           27.5      Financial Data Schedule - For the Year ended
                     May 31, 1997 (for SEC use only)