Form 10-K
period 1998-05-31
MORRISON HEALTH CARE INC
filed 1998-08-31
CIK 1007507

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
     X Annual Report Pursuant to Section 13 or 15(d) of The
Securities  Exchange Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 1998

                                            OR

     Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                 to

                              Commission file number 1-14194

                           MORRISON HEALTH CARE, INC.
               (Exact name of Registrant as specified in charter)


  GEORGIA                                       63-1155966
 (State or other jurisdiction of     (I.R.S. Employer identification No.)
  incorporation or organization)

  1955 Lake Park Drive, Suite 400, Smyrna, GA                     30080-8855
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (770) 437-3300

Securities Registered Pursuant to Section 12(b) of The Act:

                                                    Name of each exchange
 Title of each class                                on which registered
 -------------------                                -------------------

  $0.01 par value Common Stock                      New YorkStock Exchange


Rights to Purchase Series A Participative           New York Stock Exchange
 Preferred  Stock

Securities Registered Pursuant to Section 12(g) of The Act:

                                      None
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 14, 1998 as reported on the New York Stock Exchange, was approximately $215,874,329. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.
This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 14, 1998 was 12,084,408.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 31, 1998 are incorporated by reference into Part III.


                                         INDEX

                                    PART I

Page
Number
Item 1. Business..............................................  3-6

Item 2. Properties............................................   6

Item 3. Legal Proceedings.....................................   6

Item 4. Submission of Matters to a Vote of Security Holders...   7

        Executive Officers of the Company.....................  7-8

                                   PART II

Item 5.         Market for the Registrant's Common Equity and
                Related Shareholder Matters...................   9

Item 6.         Selected Financial Data.......................   9

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........   9

Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk...................................   9

Item 8.         Financial Statements and Supplementary Data...   9

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial  Disclosure..........   9

                                   PART III

Item 10.        Directors and Executive Officers of the Company. 10

Item 11.        Executive Compensation........................   10

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management................................   10

Item 13.        Certain Relationships and Related Transactions........   10

                                   PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.......................................... 11-14

PART I
ITEM 1.     BUSINESS.


General

Morrison Health Care, Inc., a Georgia corporation (the"Company" or "MHCI"), became an independent, publicly owned company in March 1996 as a result of the distribution (the "Distribution") by Morrison Restaurants Inc., a Delaware corporation ("MRI"), to its shareholders of all the issued and outstanding shares of common stock of the Company. As a result of the Distribution, MRI's shareholders received one share of Company common stock for every three shares of MRI held.

MHCI is the largest independent company focused exclusively on providing food and nutrition services to health care facilities. Its clients include acute care
hospitals,   health  systems,  nursing  homes  and retirement  facilities.  The
Company's mission is to be the leading provider of food and nutrition services to the health care industry, fully committed to maximizing quality and value in everything the Company does for its clients, customers, team members and shareowners. With contracts in 33 states and Washington D.C., MHCI is one of the leading providers of food and nutrition services to hospitals, senior living facilities and other health care facilities across North America.

The Company's health care foodservice operations originated in the early 1950s. The Company has expanded through its own marketing and sales force and by acquiring other foodservice businesses. In August 1994, the Company sold certain of its education, business and industry ("B&I") contracts and assets and closed the remaining B&I accounts. This divestiture left the Company with only health care contracts and allowed the Company to concentrate its capital and management team in the health care and senior living industry, which Management believes have a better opportunity for growth and profitability.


The Company believes the senior living market is the fastest growing segment of the health care industry, due to changing demographics and lifestyles and the number of retirement facilities being constructed. The Company has emphasized its commitment to provide food and nutrition services to the senior living market by acquiring two companies in the field: Drake Management Services, Inc. in January 1998 which services the Southwest and Spectra Services, Inc. in March 1998 which services the Mid-west. Believeing that this market is under-penetrated and rapidly expanding, the Company plans for future growth in the senior living market to result from acquisitions and internal deveopment.

Operations

The Company operates the food and nutrition services departments of hospitals and other health care facilities. These departments typically include retail outlets for staff and visitors and patient food and nutrition services. MHCI health care accounts range in size from 100 bed specialty hospitals to facilities with over 2,100 beds. Senior living accounts range in size from 100 residents to 750 residents. The Company has operations in 33 states and Washington, D.C. Approximately 68% of the accounts are in hospitals, while over 24% of the accounts are in senior living facilities.

The Company provides its clients with the flexibility to adjust programs, staffing and service plans to meet the changing needs of the industry. MHCI has capitalized on its retail heritage of operating restaurants to bring a retail-oriented mentality to health care and senior living clients. MHCI offers its clients programs designed to reduce costs and increasecustomer (patients and staff) satisfaction. To better serve its clients and provide them with specialized expertise, MHCI's staff is organized into regional teams. Teams may include a regional vice president, regional director of operations, regional director of nutrition services, regional director of culinary, human resources director, support services coordinator and a director of business development, each of whom is dedicated to sharing the best industry practices and performance improvement ideas. The regional teams are supported by a corporate staff that includes nutrition services, marketing, sales, vending, human resources, legal, finance, layout and design and culinary services.

MHCI offers its services pursuant to two general types of contracts:(i) profit and loss (or guaranteed cost) contracts, where MHCI assumes the risk of profit or loss for the foodservice operation and (ii) management fee contracts, where the client reimburses MHCI for all or nearly all costs incurred in providing the services contracted plus a negotiated management fee for supervising the client's food and nutrition services operations. In addition, some management fee contracts include incentives and penalties, pursuant to which MHCI manages the client's food and nutrition operations on a management fee basis, with the amount of the management fee determined in whole or in part by the achievement of predetermined goals. Approximately 69% of MHCI's accounts are operated pursuant to management fee contracts. Management fee contracts with incentives and penalties are becoming more popular. The majority of MHCI's contracts were awarded through bidding processes.

In addition, MHCI operates "branded concept" restaurants such as Pizza Hutr and Taco Bellr on client premises. These branded concepts accounts are operated pursuant to license arrangements with the appropriate restaurant company. Currently, MHCI has 13 license arrangements with nationally and regionally recognized restaurant companies.

The Company has created a new program to develop advanced food preparation and delivery systems. These systems are designed to increase customer satisfaction
by  enhancing  production   consistencies  while  generating significant  cost
reductions and providing quality services for health care facilities nationwide.

MHCI markets its services nationwide through its business development directors. Each business development director focuses on potential clients in a specific territory pursuant to a marketing plan. The business development directors, along with a vice president of sales and marketing, also market MHCI's services to large national health care accounts. In addition, MHCI personnel market to existing clients to expand its foodservice responsibilities and increase sales of existing services to complement the facility's foodservices department. The Company is planning to continue its expansion into the senior living market through internal growth and development as well as through key acquisitions.

Research and Development

The Company does not engage in any material research and development activities. Numerous studies are made, however, on a continuing basis, to improve menus, equipment and methods of operations.

Raw Materials

Raw materials essential to the operation of the Company's business are obtained principally through national food distributors. The Company uses short-term purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at customer locations, MHCI's requirements for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at customer locations. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities where the Company operates. The Company has entered into a purchasing arrangement with Ruby Tuesday, Inc. ("RTI"), successor to MRI's casual dining business and Morrison Fresh Cooking, Inc. ("MFCI"), which held the family dining assets of MRI and was spun off, along with the Company, in the Distribution, to maintain the volume purchasing bargaining position enjoyed by the Company prior to the Distribution.

Trademarks of the Company

The Company has registered certain trademarks and service marks with the United States Patent and Trademark Office including the Pro-Health Dining trademark.The Company believes that this and other related marks are important to its business. Registrations of the Company's trademarks expire from 2000 to 2009, unless renewed.

Seasonality

The Company's revenues are not seasonal to any significant degree.

Working Capital Practices

Cash provided by operations, along with borrowings under the Company's revolving lines of credit, are used to pay dividends, invest in new units and renovate existing units.

Additional information concerning the working capital of the Company is incorporated herein by reference to information presented within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1998 Annual Report to Shareholders.

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

Government Compliance

The Company is subject to various regulations at both the state and local levels for items such as sanitation, health and fire safety, all of which could affect the operation of existing accounts. The Company's business is also subject to various other regulations at the federal level such as fair labor standards and occupational safety and health regulations. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on the Company's operations.

Environmental Compliance

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Personnel

The Company employs approximately 4,300 full-time and part-time employees. The Company believes that working conditions are favorable and employee compensation is comparable with its competition.


ITEM 2.  PROPERTIES.

MHCI professionally manages foodservice departments on client-owned properties and, therefore, does not own any significant amounts of property. Vending services on client-owned facilities complement the foodservice program. Under the terms of certain contracts, MHCI is required to make rent payments to its clients.

The corporate headquarters are located in approximately 15,000 square feet of a leased building in a suburb of Atlanta, Georgia. The headquarters' lease term ends in 2001 with remaining average annual lease payments of approximately $278,000. The Company also has administrative offices in a leased building in Mobile, Alabama. This office has a lease term ending in 2001 with remaining average annual lease payments of approximately $108,000. In addition, there are nine regional offices across the United States, each of which is generally less than 1,500 square feet, with total average annual lease payments of less than $145,000.

During the fiscal year, MHCI constructed of two advanced food preparation facilities. The first facility, located in Tampa, Florida, provides for about 5,000 square feet of light industrial space with a lease term ending in 2002 and average annual lease payments of about $29,000. The second facility, located in
Baltimore,   Maryland,  includes  approximately  15,000 square  feet  of  light industrial and regional office space and has average annual lease payments of about $98,000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


Executive Officers of the Company

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 14, 1998 is provided below.


Name                   Age       Position with the Company


G. A. Davenport         44    President, Chief Executive Officer and Director
K. W. Engwall           50    Senior Vice President, Finance and Assistant
                                Secretary
J. E. Fountain          47    Vice President, General Counsel and Secretary
J. D. Underhill         53    Senior Vice President, Operations
G.    L. Gaddy          45    Senior Vice President, Sales and Marketing
F. G. Michels           60    Senior Vice President, Support Services
R. C. Roberson          54    Divisional Vice President



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

Jerry D. Underhill has been Senior Vice President, Operations of the Company since the Distribution in March 1996. He was Senior Vice President of Retail Development of the Health Care Division of MRI's Morrison Group from September 1995 until March 1996. Prior thereto, he was Senior Vice President of Development of the Family Dining Division of MRI's Morrison Group from March 1993 to September 1995. Mr. Underhill was President of Mid-Continent Restaurants (currently known as Bravo Restaurants) from July 1988 to
March 1993.

Gary L. Gaddy has been Senior Vice President, Sales and Marketing of the Company since March 1998. Prior thereto, he was Vice President of Health Systems for the Company since July 1997. Mr. Gaddy was Vice President of Sales and Marketing for EmCare, Inc., an emergency medicine contract management company from January 1995 to July 1997. He was Vice President/General Manager of Business Development for HMSS Management, Inc., a home infusion company, from August 1990 to December 1994. Mr. Gaddy has over 20 years of sales and marketingexperience in the healthcare industry.

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

Richard C. Roberson has been a Division Vice President of the Company since October 1997. He was a Regional Vice President of the Company since the Distribution in March 1996. Prior thereto, he served MRI's Health Care Division in various capacities, including as a Regional Vice President, District Manager and Foodservice Director.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED
         SHAREHOLDER MATTERS.

Certain information required by this item is incorporated herein by reference to information contained under the caption "Common Stock Market Prices and Dividends" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998. The Company intends to continue to pay dividends in the future.


ITEM 6.  SELECTED FINANCIAL DATA.

The information contained under the caption "Selected Financial Data" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998 is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998, are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended
     May 31, 1998, May 31, 1997 and June 1, 1996.

     Consolidated Balance Sheets - As of May 31, 1998 and
     May 31, 1997.

     Consolidated Statements of Stockholders' Equity -
     Fiscal years ended  May 31, 1998, May 31, 1997 and June 1, 1996.

     Consolidated Statements of Cash Flows - Fiscal years ended
     May 31, 1998, May 31, 1997 and June 1, 1996.

     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 31, 1998, relating to the Registrant's annual meeting of shareholders to be held on September 29, 1998.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Election of Directors - Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 31, 1998 relating to the Registrant`s annual meeting of shareholders to be held on September 29, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 31, 1998, relating to the Registrant's annual meeting of shareholders to be held on September 29, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K.

 (a) The following documents are incorporated by reference into or are filed as part of this report:

     1.  Financial Statements:

          The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                    Page Reference
                                                    in paper version
                                                    of Annual Report
                                                    to Shareholders
         Consolidated Statements of Income for
         the fiscal years ended May 31, 1998,
         May 31, 1997 and June 1, 1996...................18

         Consolidated Balance Sheets as of
         May 31, 1998 and May 31, 1997...................19

         Consolidated Statements of Stockholders' Equity
         for the fiscal years ended May 31, 1998,
         May 31, 1997 and June 1, 1996...................21

         Consolidated Statements of Cash Flows
         for the fiscal years ended May 31, 1998,
         May 31, 1997 and June 1, 1996...................20

         Notes to Consolidated Financial Statements......22 - 31

         Report of Independent Auditors..................32

                                                       Page Reference
                                                         in Form 10-K
     2.  Financial statement schedules:

         Schedule II - Valuation and Qualifying
         Accounts for the fiscal years ended
         May 31, 1998 and May 31, 1997......................17

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

3.2       Bylaws, as amended, of Morrison Health Care, Inc.**

4.1       Specimen Common Stock Certificate.+

4.2 Amended and Restated Articles of Incorporation of Morrison Health Care, Inc. (see Exhibit 3.1 hereto).

4.3       Bylaws, as amended, of Morrison Health Care, Inc. (see Exhibit
          3.2 hereto).

4.4 Form of Rights Agreement between Morrison Health Care, Inc. and AmSouth Bank of Alabama, as Rights Agent.+

4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto).

4.6       Form of First Amendment to Rights Agreement

10.1 Form of Distribution Agreement among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.*

10.2      Form of Amended and Restated Tax Allocation and
          Indemnification Agreement among Morrison
          Restaurants Inc., Custom  Management Corporation  of  Pennsylvania,
          Custom   Management Corporation,   John  C.  Metz  &   Associates,
          Inc.,   Morrison International,  Inc.,  Morrison Custom Management
          Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Galaxy Management, Inc., Manask Food Service, Inc., Morrison of New Jersey, Inc., Tias, Inc. and Morrison Health Care, Inc.*

10.3 Form of Agreement Respecting Employee BenefitMatters among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.+

10.4 Form of License Agreement between Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.*

10.5 Form of License Agreement between Ruby Tuesday, Inc. and Morrison Health Care, Inc.*

10.6      Form of Amended and Restated Operating Agreement of MRT
          Purchasing, LLC among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Health Care, Inc.*

10.7***   Form of Morrison Health Care, Inc. 1996 Stock Incentive Plan.+

10.8*** Form of Morrison Health Care, Inc. Stock Incentive and Deferred Compensation Plan for Directors.+

10.9***   Form of 1996 Non-Executive Stock Incentive Plan.+

10.10***  Form of Morrison Health Care, Inc. Executive Supplemental Pension
          Plan.+

10.11***  Form of Morrison Health Care, Inc. Management Retirement Plan.+

10.12*** Form of Morrison Health Care, Inc. Salary Deferral Plan together with related form of Trust Agreement.+

10.13*** Form of Morrison Health Care, Inc. Deferred Compensation Plan and related form of Trust Agreement.+

10.14*** Form of Morrison Health Care, Inc. Executive Group Life and Executive Accidental Death and Dismemberment Plan.+

10.15***  Form of Morrison Health Care, Inc. Executive Life Insurance Plan.+

10.16 Form of Indemnification Agreement to be entered into with executive officers and directors.*

10.17*** Form of Change of Control Agreement to be entered into with executive officers.+

10.18 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc.and Eugene E. Bishop.+

10.19 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc. and Samuel E. Beall, III.+

10.20     Form of Second Amendment to Credit Agreement dated June 14, 1997.++

10.21** Form of First Amendment to the Morrison Health Care, Inc. Executive Supplemental Pension Plan.++

10.22*** Form of First Amendment to the Morrison Health Care,Inc. Management Retirement Plan.++

10.23*** Form of First Amendment to the Morrison Health Care, Inc.Salary Deferral Plan.++


10.24*** Form of Second Amendment to the Morrison Health Care, Inc. Salary Deferral Plan.++

10.25*** Form of First Amendment to the Morrison Health Care, Inc. Deferred Compensation Plan.++

10.26*** Form of Second Amendment to the Morrison Health Care, Inc. Deferred Compensation Plan.++

10.27*** Form of Morrison Health Care, Inc. Salary Deferral Plan together with related form of Amended Trust Agreement.+

10.28*** Form of Morrison Health Care, Inc. Deferred Compensation Plan and related form of Amended Trust Agreement.+

10.29***  Form of First Amendment to the 1996 Executive Stock Incentive Plan.

10.30***  Form of First Amendment to the 1996 Non-Executive Stock Incentive
          Plan.

10.31***  Form of Second Amendment to the 1996 Executive Stock Incentive Plan.

10.32***  Form of Second Amendment to the 199  Non-Executive Stock Incentive
          Plan.

10.33*** Form of Third Amendment to the. Morrison Health Care, Inc. Salary Deferral Plan.

10.34     Stock Purchase Agreement of Drake Management Services, Inc.

10.35     Asset Purchase Agreement of Spectra Services, Inc.

10.36     Form of Amended and Restated Credit Agreement

11        Statement regarding computation of per share earnings.

13 Annual Report to Shareholders for the fiscal year ended May 31, 1998 (Only portions specifically incorporated by reference in the
           Form  10K  are incorporated herewith.)

21.1      List of subsidiaries of Morrison Health Care, Inc.

23        Consent of Independent Auditors.

27        Financial Data Schedule.


* Incorporated by reference to Exhibit of the same number in the Registrant's Registration Statement on Form 10 filed with the Commission on February 8, 1996.

** Incorporated by reference to Exhibit of the same number in the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

***  Denotes a management contract or compensatory plan or arrangement.

+ Incorporated by reference to Exhibit of the same number in the Registrant's amendment to Registration Statement on Form 10/A filed with the Commission on February 29, 1996.

++ Incorporated by reference to Exhibit of the same number in the Registrant's Annual report on Form 10-K for the fiscal year ended May 31, 1997.

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K during the most recent fiscal quarter.



                                        SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MORRISON HEALTH CARE, INC.


         Date 08/28/98            By:/s/ Glenn A. Davenport
                                     Glenn A. Davenport
                                     President, Chief Executive Officer
                                     and  Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Date 08/28/98            By:/s/ Glenn A. Davenport
                                     Glenn A. Davenport
                                     President, Chief Executive Officer and
                                     Director


         Date 08/28/98            By:/s/ K. Wyatt Engwall
                                     K. Wyatt Engwall
                                     Senior Vice President, Finance and
                                     Assistant Secretary
                                     (Principal Accounting Officer)


         Date 08/28/98            By:/s/ John. B. McKinnon
                                     John B. McKinnon
                                     Chairman of the Board


         Date 08/28/98            By:/s/ Claire L. Arnold
                                     Claire L. Arnold
                                     Director


         Date 08/28/98            By:/s/ E. Eugene Bishop
                                     E. Eugene Bishop
                                     Director


         Date 08/28/98            By:/s/ Fred L. Brown
                                     Fred L. Brown
                                     Director


         Date 08/28/98            By:/s/ Arthur R. Outlaw, Jr.
                                     Arthur R. Outlaw, Jr.
                                     Director


         Date 08/28/98            By:/s/ Dr. Benjamin F. Payton
                                     Dr. Benjamin F. Payton
                                     Director



Morrison Health Care, Inc.
Schedule II - VALUATION AND QUALIFYING ACCOUNTS
For the Periods Ended May 31, 1998 and May 31, 1997
(Dollars in Thousands)

Column A                Column B         Column C        Column D (A)  Column E
                                                Additions
                        Balance at     Charged to         Charged                     Balance at
                        Beginning      Costs and          to other                    End of
                        of Period      Expenses           Accounts    Deductions      Period

Year ended May 31, 1998:
Trade receivables:
   Allowance for
     doubtful accounts    $ 744       $   0               $ 196         $  53         $  887


Year ended May 31, 1997:
Trade receivables:
   Allowance for
     doubtful accounts    $1,122      $   0                $  0         $ 378         $  744

Year ended June 1, 1996:
Trade receivables:
   Allowance for
     doubtful accounts    $1,641     $    0                $  0         $519          $ 1,122










Notes: (A) Write-off of trade receivables determined to be uncollectible against the allowance for doubtful accounts.





EXHIBIT 4.6


                                  AMENDMENT NUMBER 1 TO
                                     RIGHTS AGREEMENT



     This Amendment, made this 29th day of May, 1998 between Morrison Health
Care, Inc., a Georgia  corporation (the "Company"),  and
SunTrust Bank,  Atlanta
("SunTrust"), amends that certain Rights Agreement between the Company and
AmSouth  Bank of  Alabama  ("AmSouth"),  dated as of March
2, 1996 (the  "Rights
Agreement").

                                   W I T N E S S E T H

     WHEREAS,  pursuant to Section 21 of the Rights
Agreement,  the Company has
removed AmSouth as Rights Agent under the Rights Agreement, effective as of June
1, 1998 (the "Effective Date"); and

     WHEREAS, the Company desires to appoint SunTrust, and SunTrust desires to serve as, Successor Rights Agent under the Rights Agreement, effective as of the
Effective Date.

     NOW, THEREFORE, in consideration of the premises contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1.  Appointment  of Successor  Rights Agent.  The
Company  hereby  appoints
SunTrust to serve as the Successor Rights Agent under the Rights Agreement, to be effective as of the Effective Date, and SunTrust hereby accepts such appointment.

     2. Amendment of Rights  Agreement.  The Rights
Agreement is hereby amended
effective as of the Effective Date such that all references to the "Rights
Agent" under the Rights Agreement shall refer to SunTrust rather than AmSouth.

     3. Undertakings. Each of the parties hereto agrees to take any and all actions necessary to cause SunTrust to serve as Rights Agent under the Rights
Agreement, including, without limitation, the Company sending notice, prior to the Effective Date, to AmSouth and each transfer agent of the Company's stock that SunTrust has been appointed Successor Rights
Agent  under the  Rights
Agreement.

     4. Continuation of Rights Agreement. Except as explicitly amended above, the Rights Agreement shall continue in full force and effect.



     IN WITNESS WHEREOF, the undersigned have executed and delivered this
Amendment as of the date first above writen.

                                          MORRISON HEALTH
                                          CARE, INC.



                                          By:/s/John E. Fountain

                                          Title:Vice President and General
                                                Counsel

                                          SUNTRUST BANK, ATLANTA



                                          By:/s/ Sue Hampton

                                          Title:Assistant Vice President



EXHIBIT 10.27

                          MORRISON HEALTH CARE, INC.
                             SALARY DEFERRAL PLAN
                               TRUST AGREEMENT


     THIS AGREEMENT has been made as of the 30th day of September, 1997, between Morrison Health Care, Inc. (the "Company") and
Merrill  Lynch Trust
Company of (Florida)(the "Trustee") with respect to a trust (the "Trust") forming part of the Morrison Health Care, Inc. Salary
Deferral  Plan (the
"Plan").

     WHEREAS, the Plan qualifies both as an "employee stock ownership plan"
("ESOP") within the meaning of section 4975(e)(7) of the Internal Revenue Code of 1986 (the "Code") and as a cash or deferred profit sharing plan under sections 401(a) and 401(k) of the Code; and

     WHEREAS, in order to effectuate the purposes of the Plan, the Company hereby establishes this Trust, designed to meet the applicable requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"); and

     WHEREAS, it is a principal purpose of the Trust to maintain assets in the form of and invest in stock of the Company ("Company
Stock")  qualifying  as
"employer  securities"  within the  meaning  of  section
409(1) of the Code and
section 407(d)(5) of ERISA;

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the Company and the Trustee do hereby covenant and agree as follows:

                                  SECTION I
                                  THE TRUST

     1.1 Establishment of the Trust. The Company hereby establishes with the
Trustee the Trust, which shall be known as the Morrison
Health Care, Inc. Salary
Deferral Plan Trust, for the purposes of holding and administering the Trust
Fund in accordance with this Agreement. Except as provided in section 4.4 and
4.5 below, nothing contained in the Plan, either expressly or by implication, shall impose any additional powers, duties or responsibilities upon the Trustee.
The Trustee shall not be responsible for the administration of the Plan. The
"Trust Fund" shall at any time mean all property of every kind then held by the
Trustee pursuant to this Trust Agreement, including the contributions of cash or
Company Stock made to the Trust by the Company or any employer participating in the Plan (an "Employer"), any property into which such contributions may from time to time be converted, and any appreciation therein or income thereon less any depreciation therein, any losses thereon and any distributions payments therefrom. Except as otherwise provided herein, title to the assets of the Trust
Fund shall at all times be vested in the Trustee, subject to the right of the
Trustee to hold title in


bearer form or in the name of a nominee, and the interests of others in the
Trust Fund shall only be the right to have such assets received, held, invested, administered and distributed in accordance with the provisions of the Trust.

     1.2 Appointment of Trustee. The Company represents that all necessary action has been taken for the appointment of the Trustee as trustee of the Trust and that the Trust Agreement constitutes a legal, valid and binding obligation of the Company. The Trustee accepts its appointment as trustee of the Trust.

     1.3 Status of Trust. The Trust is intended to be a qualified trust under section 401(a) of the Code and exempt from taxation pursuant to section 501(a) of the Code.

     1.4 Exclusive Purpose. Notwithstanding anything to the contrary in this
Agreement, or in any amendment thereto, except as otherwise provided under
ERISA, the Named Fiduciaries (as defined in Section 2.1) and the Trustee, as a directed trustee shall discharge their respective duties with respect to the
Trust Fund for, and the Trust Fund shall be used solely for and not diverted from, the exclusive purpose of providing benefits for Plan participants and their beneficiaries and defraying reasonable expenses of administering the Plan.
Notwithstanding the preceding sentence, however, contributions may be returned by the Trustee at the direction of a Named Fiduciary if the Named Fiduciary certifies in writing to the Trustee that one or more of the following circumstances exist.

     (a) if a contribution is made by the Company by reason of a mistake of fact, the contribution or the value thereof, if less, may be returned within one year after it was paid to the Trustee;

     (b) if a contribution is conditioned upon its deductibility under section
404 of the Code, to the extent the deduction is disallowed by the Internal
Revenue Service, the contribution or the value thereof, if less, may be returned to the Company within one year after the disallowance; or

     (c) if a contribution is conditioned upon initial qualification of the
Plan, as amended, under sections 401, 409 and 4975(e)(7) of the Code, the contribution or the value thereof, if less, may be returned to the Company within one year after such qualification has been denied.

     1.5 Receipt of Contributions and Transfers of Assets. The Trustee shall receive in cash or Company Stock all contributions paid or delivered to it which are allocable under the Plan and to the Trust and all transfers paid or delivered under the Plan to the Trust from a predecessor trustee or another trust (including a trust forming part of another plan qualified under section
401(a) of the Code), provided that the Trustee shall not be obligated to receive any such contribution or transfer unless prior thereto or coincident therewith, as the Trustee may specify, the Trustee has received such reconciliation, allocation, investment or other information concerning, or such direction, instruction or representation with respect to, the contribution or transfer or the source thereof as the Trustee may reasonably require.
The Trustee shall have
no duty or authority to (a) require any contributions or transfers to be made under the Plan or to the Trustee, (b) compute any amount to be contributed or transferred under the Plan to the Trustee, or (c) determine whether amounts received by the Trustee comply with the Plan.

     1.6 Directed Trustee. The Trustee shall hold the Trust Fund, without distinction between principal and income, as a nondiscretionary trustee pursuant to the terms of this Trust Agreement. Assets of the Trust may, absent direction from the Named Investment Fiduciary (as defined in Section 2.1) to the contrary, be held in an account maintained with an affiliate of the Trustee. Except as required by ERISA, the Trustee shall invest the Trust Fund as directed by the
Named Investment Fiduciary, as defined herein, an Investment Manager, as defined herein, or a Plan participant or beneficiary, as the case may be, and the
Trustee shall have no discretionary control over, nor any other discretion regarding, the investment or reinvestment of any asset of the Trust Fund.

                                  SECTION II
                              NAMED FIDUCIARIES

     2.1  Named Administrative and Investment Fiduciaries.
For purposes of this
Trust Agreement, the term "Named Administrative Fiduciary" refers to the person or persons named or provided for under the Plan as responsible for the administration and operation of the Plan, and the term "Named Investment
Fiduciary" refers to the person or persons provided for under the Plan as responsible for the investment and management of Plan assets to the extent provided for in this Trust Agreement (together, the "Named Fiduciaries"). The
Named Administrative Fiduciary and the Named Investment Fiduciary may be the same person or persons. If no such person or persons is named or provided for under the Plan, or if so named or provided for but not then serving, the Company shall be the Named Administrative Fiduciary or the Named Investment Fiduciary or both, as the case may be.

     2.2  Identification  of  Named   Fiduciaries  and
Designees.   The  Named
Administrative Fiduciary and the Named Investment Fiduciary
under the Plan shall
each be  identified  to the  Trustee  in writing by the
Company,  and  specimen
signatures of each, or of each member thereof, as
appropriate, shall be provided
to the Trustee by the Company. The Company shall promptly
give written notice to
the  Trustee  of a change in the  identity  either  of the
Named  Administrative
Fiduciary  or  the  Named  Investment  Fiduciary,  or  any
member  thereof,  as
appropriate, and until such notice is received by the
Trustee, the Trustee shall
be fully  protected in assuming  that the  identity of the
Named  Administrative
Fiduciary  or  Named  Investment   Fiduciary,   and  the
members  thereof,   as
appropriate, is unchanged. Each person authorized in accordance with the Plan to give a direction to the Trustee on behalf of the Named
Administrative  Fiduciary
or the Named Investment Fiduciary shall be identified to the Trustee by written notice from the Company or the Named Administrative
Fiduciary  or the Named
Investment Fiduciary, as the case may be, and such notice shall contain a specimen of the signature. The Trustee shall be entitled to rely upon each such written notice as evidence of the identity and authority of the persons appointed until a written cancellation of the appointment, or the written appointment of a successor, is received by the Trustee from the Company, the Named Administrative Fiduciary or the Named Investment Fiduciary, as the case may be.

     2.3  Named  Fiduciary's Directions.  Directions  from
or on  behalf of  the
Named Fiduciaries or their designees shall be communicated
to the Trustee or the
Trustee's designee only in accordance with procedures
acceptable to the Trustee
and the Named  Administrative  Fiduciary.  Neither the
Trustee nor the Trustee's
designee  shall  be  empowered  to  implement  any  such
directions  except  in
accordance   with   procedures   acceptable   to  the
Trustee  and  the  Named
Administrative Fiduciary. The Trustee shall have no liability for following any such directions or failing to act in the absence of any such directions. The
Trustee shall have no liability for the acts or omissions of any person making or failing to make any direction under the Plan or this Trust Agreement nor any duty or obligation to review any such direction, act or omission, SECTION III
POWERS OF TRUSTEE

     3.1 Nondiscretionary Investment Powers. At the direction of the Named
Administrative Fiduciary or the Named Investment Fiduciary or such other person authorized hereunder to direct such action, and in accordance with the direction of such person, the Trustee, or the Trustee's designee or a broker/dealer as referred to in section 4.3, is authorized and empowered:

     (a) to invest and reinvest the Trust Fund, together with the income therefrom, in common stock, preferred stock, convertible preferred stock, bonds, debentures, convertible debentures and bonds, mortgages, notes, commercial paper and other evidences of indebtedness (including those issued by the Trustee), shares of mutual funds (which funds may be sponsored, managed or offered by an affiliate of the Trustee), guaranteed investment contracts, bank investment contracts, other securities, polices of life insurance, annuity contracts, options, options to buy or sell securities or other assets, and all other property of any type (personal, real or mixed, and tangible or intangible);

     (b) to deposit or invest all or any part of the assets of the Trust in savings accounts or certificates of deposit or other deposits in a bank or savings and loan association or other depository institution, including the
Trustee or any of its affiliates; provided that, with respect to such deposits with the Trustee or an affiliate, the deposits bear a reasonable interest rate;

     (c) to hold, manage, improve, repair and control all property, real or personal, forming part of the Trust Fund; to sell, convey, transfer, exchange, partition, lease for any term, even extending beyond the duration of this Trust, and otherwise dispose of the same from time to time;

     (d)  to have, subject to sections 4.4 and 4.5 below,
respecting securities,
all the rights,  powers and privileges of an owner,
including the power to give
proxies,  pay assessments and other sums deemed by the
Trustee necessary for the
protection  of the Trust Fund;  to vote,  subject to
sections 4.4 and 4,5 below,
any  corporate  stock  either in person or by proxy,  with
or  without  power of
substitution,  for  any  purpose;  to  participate  in
voting  trusts,  pooling
agreements,   foreclosures,   reorganizations,
consolidations,   mergers   and
liquidations, and in connection therewith to deposit securities with or transfer title to any protective or other committee; to exercise or sell stock subscriptions or conversion rights; and, regardless of any limitation elsewhere in this instrument relative to Investments by the Trustee to accept and retain as an investment any securities or other property received through the exercise of any of the foregoing powers;

     (e) to hold in cash such portion of the Trust Fund which it is directed to so hold pending investments, or payment of expenses, or the distribution of benefits;

     (f) to take such actions as may be necessary or desirable to protect the
Trust from loss due to the default on mortgages held in the Trust, including the appointment of agents or trustees in such other jurisdictions as may seem desirable, to transfer property to such agents or trustees, to grant to such agents such powers as are necessary or desirable to protect the Trust Fund, to direct such agent or trustee, or to delegate such power to direct, and to remove such agent or trustee;

     (g) to settle, compromise or abandon all claims and demands in favor of or against the Trust Fund;

     (h) to invest in any common or collective trust fund maintained by the
Trustee or its affiliate;

     (i) to exercise all of the further rights, powers, options and privileges granted, provided for, or vested in trustees generally under the laws of the state in which the Trustee is incorporated, so that the powers conferred upon the Trustee herein shall not be in limitation of any authority conferred by law, but shall be in addition thereto;

     (j) to borrow money from any source and to execute promissory notes, mortgages or other obligations and to pledge or mortgage any trust assets as security, subject to applicable requirements of the Code and ERISA;

     (k) to compromise, compound, and settle any debt or obligation owing to or from it as Trustee; to reduce or increase the rate of interest on, extend or otherwise modify, foreclose upon default, or otherwise enforce any such obligation; and

     (l) to maintain accounts at, execute transactions through, and lend on an adequately secured basis stocks, bonds or other securities to, any brokerage or other firm, including any firm which is an affiliate of the Trustee; and


     (m) subject to Section 5, to borrow from any lender
(including the Company
or any shareholder of the Company) to acquire shares of Company Stock as authorized by this Agreement.

     3.2 Additional Powers of Trustee. To the extent necessary or which it deems appropriate to implement its powers under Section
3.1 or otherwise to
fulfill any of its duties and responsibilities as trustee of the Trust Fund, the
Trustee shall have the following additional powers and authority:

     (a) to register securities, or any other property, in its name or in the name of any nominee, including the name of any affiliate or the nominee name designated by any affiliate, with or without indication of the capacity in which property shall be held, or to hold securities in bearer form and to deposit any securities or other property in a depository or clearing corporation;

     (b) to designate and engage the services of and to delegate powers and responsibilities to, such agents, representatives, advisers, counsel and accountants as the Trustee considers necessary or appropriate, any of whom may be an affiliate of the Trustee or a person who renders services to such an affiliate, and, as a part of its expenses under this Trust Agreement, to pay their reasonable expenses and compensation;

     (c) to make, execute and deliver, as Trustee, any and all deeds, leases, mortgages, conveyances, waivers, releases or other instruments in writing necessary or for the accomplishment of any of the powers listed in this Trust
Agreement;

     (d) to determine the market value of any securities or other property held by the Trustee in the Trust Fund. and where any securities or other property are determined by the Trustee not to be marketable, to determine their value in accordance with sound practice and standards for evaluating such property, including valuation by an independent appraiser selected by the Trustee, for whose services the Company shall be obligated to pay the fees and expenses;

     (e) to employ legal counsel, brokers and other advisors, agents or employees to perform services for the Trust Fund or to advise it with respect to its duties and obligations under this Agreement and in connection with the
Trust, and to pay from the Trust Fund such compensation as it deems appropriate;
and

     (f) generally to do all other acts which the Trustee deems necessary or appropriate for the protection of the Trust Fund.

                            SECTION IV
                            INVESTMENTS

     4.1  Investment in Company Stock. The assets of the
ESOP Fund (as defined
in the Plan) shall be invested primarily in Company Stock, although up to 100% of the assets of the Trust Fund may be  invested in Company  Stock.
To the extent that
Company contributions are made in Company Stock, the Trustee will be expected to retain such Company Stock. To the extent Company contributions or dividends are made in cash and are not used to pay principal or interest on an ESOP Loan (as defined in Section 5) or to pay expenses of the Fund, the Trustee will, at the direction of the Named Investment Fiduciary, acquire Company Stock either from other shareholders or directly from the Company. The Trustee will pay adequate consideration for all Company Stock it acquires (other than a contribution). If, at the time of any purchase, Company Stock is not actively traded on an established securities market, the amount of such consideration will be determined by the Named Fiduciary, however, the Trustee may also make such determination or may retain, on the Company's behalf and at the Company's expense, an independent fiduciary to make such a determination, in either case, on the basis of the advice provided by an independent appraiser selected by the
Trustee or independent fiduciary, as applicable, and the Company shall be obligated to pay the fees and expenses of such independent appraiser.

     If at the time Company Stock is to be purchased, the Company has outstanding more than one class of Stock, the Named
Investment  Fiduciary shall
direct the Trustee as to which class of Stock shall be purchased (which class shall satisfy Code section 409(e)).

     To the extent consistent with the foregoing, at the direction of a Named
Fiduciary, the Fund may hold temporary investments other than Company Stock, may hold such portion of the Fund in such investments as may be required under the investment diversification provisions of the Plan, may hold such portion of the
Fund uninvested as a Named Fiduciary directs for making, distributions under the
Plan, may invest assets of the Fund in short-term investments bearing a reasonable rate of interest, including, without limitation, any common or collective investment trust (including one established at the institution that serves as Trustee hereunder or any of its affiliates) which provides for the pooling of assets of plans described in section 401(a) of the Code and exempt from tax under section 501(a) of the Code, the terms of which are incorporated by reference,

     4.2  Investment Management. The Named Investment
Fiduciary shall manage the
investment of the Trust Fund except insofar as (a) the Named Investment
Fiduciary appoints a person (an "Investment Manager") who meets the requirements of section 3(38) of ERISA to manage Trust assets, or (b) the Plan provides for, and the Named Administrative Fiduciary elects to allow, Plan participant or beneficiary direction of the investment of assets allocable under the Plan to the accounts of such participants and beneficiaries.

     In situation (a) above, the Company or the Named
Investment  Fiduciary may
appoint one or more Investment Managers, who may be affiliate(s) of the Trustee, to direct the Trustee in the investment of all or a specified portion of the assets of the Trust. The Named Investment Fiduciary shall notify the Trustee in writing before the effective date of the appointment or removal of any
Investment  Manager.  If  there  is  more  than  one
Investment  Manager  whose
appointment is effective under the Plan at any one time, the

Trustee shall, upon written instructions from the Company or the Named
Investment Fiduciary, establish separate funds for control by each such
Investment Manager. The funds shall consist of those Trust assets designated by the Company or the Named Investment Fiduciary.

     In situation (b) above, a list of the participants and beneficiaries and such information concerning them as the Trustee may specify shall be provided by the Company or the Named Administrative Fiduciary to the Trustee and/or such other person(s) as are necessary for the implementation of the participants' directions in accordance with procedures reasonably acceptable to the Trustee and the Named Administrative Fiduciary.

     4.3  Investment Directions. Directions for the
investment or reinvestment
of Trust Fund assets from the Named Investment Fiduciary,
an Investment Manager
or a Plan participant or beneficiary, as the case may be,
shall, in a manner and
in accordance with procedures reasonably acceptable to the
Trustee and the Named
Administrative Fiduciary, be communicated to and implemented by, as the case may
be, the Trustee,  the  Trustee's  designee or, with the
Trustee's  consent,  the
broker/dealer  designated for the purpose by the Company or
the Named Investment
Fiduciary.   Communication   of  any  such  direction  to
such  a  designee  or
broker/dealer shall conclusively be deemed an authorization to the designee or broker/dealer to implement the direction even though coming from a person other than the Trustee.

     If the Trustee does not receive written directions with respect to any part of the Trust Fund subject to the Named Fiduciaries' direction (including, without limitation, income, sale proceeds, or contributions), the Trustee shall, pending receipt of such directions, be deemed to be directed to hold and invest such amount in short-term securities or other such short-term investments that the Trustee deems appropriate.

     Except as required by ERISA, the Trustee shall have no duty to determine or inquire into whether any directions received from the Named Fiduciaries in accordance with the terms of this Agreement represent proper and lawful decisions or result in prohibited transactions as defined in section 406 of
ERISA. The Trustee shall have no duty to review any investment to be acquired, held or disposed of pursuant to such instructions from the Named Fiduciaries.
Except as required by ERISA, the Trustee shall have no liability for following or any other person's following such directions or failing to act in the absence of any such directions. The Trustee shall have no liability for the acts or omissions of any person directing the investment or reinvestment of Trust Fund assets or making or failing to make any direction referred to in section 4.4.
Neither shall the Trustee have any duty or obligation to review any such investment or other direction, act or omission or, except upon receipt of a proper direction, to invest or otherwise manage any asset of the Trust which is subject to the control of any such person or to exercise any voting or other right referred to in Section 4.4.

      4.4   Voting Rights

     (a) With respect to Company Stock, each participant (or beneficiary) is, for purposes of this Section 4.4(a), hereby designated a "named fiduciary"
(within the meaning of section 403(a)(l) of ERISA) with respect to the shares of
Company Stock allocated to his account and shall have the right to direct the
Trustee with respect to the vote of the shares of Company Stock allocated to his or her account on each matter brought before any meeting of the stockholders of the Company. Upon timely receipt of such directions from each participant (or beneficiary), the Trustee shall on each such matter vote as directed by the participant (or beneficiary) the number of shares (including fractional shares) of Company Stock allocated to each participant's (or beneficiary's) account, and except as otherwise required by ERISA, the Trustee shall have no discretion in the matter

     (b) With respect to all Trust Fund assets not described in section 4.4(a) above, including shares of Company Stock not allocated to the accounts of participants or beneficiaries, and, with respect to shares of Company Stock where the Company (or any Employer) does not have a "registration-type class of securities" (as described in Section 409(e)(4) of the Code), for matters that the Plan does not pass through to participants (or beneficiaries), the voting and other rights in Company Stock, securities or other assets held a the Trust shall be exercised by the Trustee solely as directed by the Named Investment
Fiduciary, Investment Manager or other person who at the time has the right to direct the investment or reinvestment of the Company
Stock,  security or other
asset involved.

     (c) The Company or Named Administrative Fiduciary shall establish a procedure reasonably acceptable to the Trustee for the timely dissemination to each person entitled to direct the Trustee or its designee as to voting or other decision called for thereby or referred to therein of all proxy and other materials hearing on the decision and a form requesting confidential directions to the Trustee as to how the Trustee should vote or otherwise decide. In the case of Company Stock, at such time as proxy or other materials bearing thereon are disseminated generally to owners of Company Stock in accordance with applicable law, the Company shall cause a copy of such proxy or other materials to be delivered directly to the Trustee and, thereafter, shall promptly deliver to the Trustee such number of additional copies of the proxy or other materials as the Trustee may request.

     (d) In the event a Plan participant or beneficiary or an Investment
Manager with the right to direct a voting or other decision with respect to any security or other asset held in the Trust does not communicate any decision on the matter to the Trustee or the Trustee's designee by the time prescribed by the Trustee or the Trustee's designee for that purpose, or if the Trustee notifies the Named Investment Fiduciary either that it does not have precise information as to the securities or other assets involved allocated on the applicable record date to the accounts of all participants and beneficiaries, or that time constraints make it unlikely that participant, beneficiary or
Investment

Manager direction, as the case may be, can be received on a timely basis, the decision shall be the responsibility of the Named Investment Fiduciary and shall be communicated to the Trustee on a timelv basis. In the event the Named
Investment Fiduciary with any right or responsibility under the Plan or hereunder to direct a voting or other decision with respect to any security or other asset held in the Trust does not, or is unable in accordance with ERISA, communicate any decision on the matter to the Trustee or the Trustee's designee by the time prescribed by the Trustee for that purpose or to the extent the
Trustee determines that the Trustee must exercise discretion with respect to any decision, the Trustee may retain an independent fiduciary, on behalf of the
Company, to direct it as to the voting of Company Stock or other assets of the
Trust Fund, and the Company shall be obligated to pay the fees and expenses of such fiduciary, including fees of any advisor to the independent fiduciary.
Except as required by ERISA, the Trustee shall follow all directions referred to above in this section and shall have no duty to exercise voting or other rights relating to any such Company Stock, security or other asset.

     4.5 Tender and Exchange Offers. The provisions of this section 4.5 shall apply in the event of a tender or exchange offer including, but not limited to, a tender offer or exchange offer within the meaning of the Securities Exchange
Act of 1934, as from time to time amended and in effect, (hereinafter, a "tender offer") for Company Stock is commenced by a person or persons.

     The Trustee shall have no discretion or authority to sell, exchange or transfer any of such shares pursuant to such tender offer except to the extent, and only to the extent, provided in this Agreement. Each participant (or beneficiary) is hereby designated a named fiduciary within the meaning of section 403(a)(l) of ERISA with respect to the shares of Company Stock allocated to his account. and shall have the right, to the extent of the number of whole shares of Company Stock allocated to his account, to direct the Trustee as to the manner in which to respond to a tender offer with respect to shares of
Company Stock.

     The Company shall use its best efforts to timely distribute or cause to be distributed to each participant (or beneficiary) such information as will be distributed to stockholders of the Company in connection with any such tender offer. The Trustee shall solicit confidentially from each participant (or beneficiary) the directions described in this section as to whether shares are to be tendered. The Trustee shall respond as instructed by each participant (or beneficiary) with respect to such shares of Company
Stock.  The  instructions
received by the Trustee from participants (or beneficiaries) shall be held by the Trustee in confidence and shall not be divulged or released to any person, including the Named Administrative Fiduciary or officers or employees of the
Company or any affiliated company.

     With respect to (1) any shares of Company Stock allocated to a participant or beneficiary's account for which the Trustee has not received timely instructions from the participant (or beneficiary) as to the manner in which to respond to such a tender offer. (2) unallocated shares of Company Stock, and (3) fractional shares of Company Stock allocated to participants' (or beneficiaries') accounts, such shares shall be tendered or exchanged by the Trustee as directed by the Named Investment
Fiduciary. If the Named Investment Fiduciary fails, or is unable in accordance with ERISA, to give such direction, or to the extent the Trustee determines that the Trustee must exercise discretion with respect to any decision, the Trustee may retain an independent fiduciary to direct it as to whether to tender or exchange Company Stock, and the Company shall be obligated to pay the fees and expenses of such fiduciary, including fees of any advisor to the fiduciary.

                             SECTION V
                  LEVERAGED ACQUISITIONS OF STOCK

     The Named Fiduciary may from time to time direct the Trustee to incur indebtedness (including indebtedness to the company) to purchase Company Stock
(an "ESOP Loan") on such terms and conditions as the Named Fiduciary shall determine. Any such ESOP Loan shall meet all of the requirements necessary to constitute an "exempt loan" within the meaning of section
4975(d)(3) of the code
and Treasury Regulation section 54.4975-7(b)(1)(iii) and shall be used primarily for the benefit of the Plan participants and their beneficiaries.

     Payments of  principal  and interest on any such ESOP
Loan shall be made by
the  Trustee  (as  directed  by  a  Named   Fiduciary)  only
from  (1)  Company
contributions made under the Plan for the purpose of satisfying such ESOP Loan obligation, earnings on such contributions and earnings on shares of Stock acquired with the proceeds of such ESOP Loan, (2) the proceeds of a subsequent
ESOP Loan made to repay a prior ESOP Loan, and/or (3) the proceeds of the sale of collateralized shares of Company Stock acquired with the proceeds of such
ESOP Loan.

     In the event of a default under an ESOP Loan, the value of Trust assets transferred to the lender shall not exceed the amount of the default, provided further that if the lender is a "party in interest" within the meaning of ERISA section  3(14),  a transfer of Trust assets upon default
shall be made only if;
and to the extent of, the Trust's failure to meet the ESOP Loan's payment schedule.

     To the extent that the Trustee determines that the Trustee must exercise discretion with respect to acts contemplated by this
Section V, the Trustee may
retain an independent fiduciary, on behalf of the Company, to direct it as to those acts, and the Company shall be obligated to pay the fees and expenses of such fiduciary, including fees of any advisor to the fiduciary.


                             SECTION VI
    PAYMENT OF BENEFITS, TRUSTEE'S COMPENSATION AND EXPENSES

     6.1 Payments by Trustee. The Trustee shall pay benefits unde the Plan only when it receives (and in accordance with) written instructions of the Named

Administrative Fiduciary, indicating the amount of the payment and the name and address of the recipient. The Trustee shall have no duty to inquire into whether any payment the Named Administrative Fiduciary instructs it to make is consistent with the terms of the Plan or applicable law or otherwise proper. If the Named Administrative Fiduciary advises the Trustee that benefits have become payable respecting a participant's (or beneficiary's) interest in the Trust
Fund, but does not instruct the Trustee as to the manner of payment, the Trustee shall hold the participant's (or beneficiary's) interest in the Trust until it receives written instructions from the Named Administrative Fiduciary as to the manner of payment. The Trustee shall not pay benefits from the Trust Fund without such instructions, even though it may be informed from other sources, including, without limitation, a participant (or beneficiary), that benefits are payable under the Plan. The Trustee shall have no responsibility to determine when, to whom, or in what amounts benefits are payable under the Plan,

     The Trustee may pay any benefit or expense under the Plan by mailing certificates representing shares of Company Stock and/or its check, as the case may be, for the amount thereof to the person designated by the Named
Administrative Fiduciary as entitled to receive such payment to such address as may have last been furnished to the Trustee by the Named Administrative
Fiduciary. If no such address has been so furnished, benefits or expenses may be mailed by the Trustee to such person in care of the Company.

     The Trustee is authorized  to make any payments
directed by court order in
any action in which the Trustee is a party or pursuant to a
"qualified  domestic
relations  order" under section  414(p) of the Code or
pursuant to a court order
pertaining  to the  enforcement  of a federal tax levy or
the  collection by the
United  States on a  judgment  resulting  from an  unpaid
tax  assessment.  The
determination  of  whether  a court  order  constitutes  a
"qualified  domestic
relations order" shall be determined by the Named
Administrative  Fiduciary and
the Trustee shall have no authority to make such a
determination.  Except as may
otherwise be required by ERISA,  the Trustee is not
obligated to defend  actions
in  which  the  Trustee  is  named  but  shall   notify  the
Company  or  Named
Administrative Fiduciary of any such action and may tender defense of the action to the Company, the Named Administrative Fiduciary or the participant or beneficiary whose interest is affected. The Trustee may in its discretion defend any action in which the Trustee is named and any expenses, including reasonable attorneys' fees, incurred by the Trustee in that connection shall be paid or reimbursed from the Trust Fund to the extent permitted under ERISA.

     6.2 Disputed Payment. If a dispute arises over the propriety of the
Trustee's making any payment from the Trust Fund, the Trustee may withhold the payment until the dispute has been resolved by a court of competent jurisdiction or settled by the parties to the dispute. The Trustee may consult legal counsel and rely upon the advice of counsel.

     6.3 Trustee's Compensation and Expenses. Except to the extent specifically provided otherwise herein, the Trustee's compensation for its services under this Trust Agreement shall be paid in accordance with the Trustee's fee schedule currently in effect.

Without the written consent of the Company, the Trustee's fee schedule may not be modified more than once every twelve months. Any compensation or expenses incurred by the Trustee in connection with or relating to the performance of its duties under this Trust Agreement or its status as Trustee, including reasonable attorneys' fees shall be paid from the Trust Fund, unless the Company elects to pay any of such compensation and expenses. If the Company does not so elect, such compensation and expenses shall be charged against and withdrawn from the
Trust Fund as provided below.

     The Trustee is authorized to charge the Trust Fund for and withdraw from the Trust Fund, without direction from the Named Administrative Fiduciary or any other person, the amount of any such fees or expenses 30 days after presentation of a statement for such amount to the Company, except to the extent the Company pays such amounts before such date. Trust Fund assets shall be applied to pay such fees and expenses in the following priority by asset category to the extent thereof held at the time of withdrawal in the Trust Fund subfund or account to which the fee or expense is allocated: (i) uninvested cash balances; (ii) shares of any money market fund or funds held in the Trust Fund; and (iii) any other
Trust Fund assets. The Trustee is authorized to allocate its fees and expenses among these subfunds or accounts to which the fees or expenses pertain in such manner as the Trustee deems appropriate under the circumstances unless prior to such allocation the Company or the Named Administrative Fiduciary specifies the manner in which the allocation is to be made. The Trustee is also authorized but not required to sell any shares or other assets referred to above to the extent necessary for the purpose.

     By signing this Trust Agreement, the Company authorizes the Trustee and/or its affiliates to receive payments from certain mutual funds (and/or collective trusts) for which no affiliate of the Trustee acts as investment manager or adviser (or from the principal distributors and/or advisors of those funds or trusts), in connection with the performance of reasonable and necessary services
(including recordkeeping, subaccounting, account maintenance. administrative and other shareholder services); provided such payments are properly made in accordance with applicable law. Because different mutual funds (or collective trusts) may be subject to different fee arrangements, the Company should contact the Trustee or its designee to obtain further details on any specific fee arrangements that may be applicable to investments under the Plan, and the
Trustee or its designee shall provide such information upon request.

     6.4 Other Expenses.The Trustee is authorized upon direction from the Named
Administrative Fiduciary or any other person, to withdraw from the Trust Fund and pay any federal, state or local taxes, charges or assessments of any kind levied or assessed against the Trust or assets thereof. Until paid, such taxes shall be a lien against the Trust Fund. The Trustee shall give notice to the
Named Administrative Fiduciary of its receipt of a demand for any such taxes, charges or assessments. The Trustee shall not be personally liable for any such taxes, charges or assessments.

     Expenses incurred by the Company, the Named
Administrative  Fiduciary,  the
Named Investment Fiduciary, any Investment Manager or any other persons designated to act on behalf of the Company, the Named
Administrative  Fiduciary
or the Named Investment Fiduciary, including reimbursement for expenses incurred in the performance of their respective duties, may be paid from the Trust Fund upon the written direction to the Trustee by the Named
Administrative Fiduciary.

                            SECTION VII
                      LIABILITY AND INDEMNITY

     7.1 Trustee's Reliance. Unless the Trustee has actual knowledge to the contrary, the Trustee shall have no duty to inquire whether directions by the
Company, the Named Administrative Fiduciary, the Named Investment Fiduciary or any other person conform to the Plan, and the Trustee shall be fully protected in relying on any such direction, communicated in accordance with procedures acceptable to the Trustee and the Named Administrative Fiduciary, from any person who is a proper person to give the direction. The Trustee shall be fully protected in acting upon any instrument, certificate, or paper delivered by the
Company, the Named Administrative Fiduciary, any participant or beneficiary
(acting as a named fiduciary) and reasonably believed by the Trustee to be genuine and to be signed or presented by the proper person or persons, and the
Trustee shall be under no duty to make investigation or inquiry as to any statement contained in any such writing, but may accept the same as conclusive evidence of the truth and accuracy of the statements therein contained.

     The Trustee shall have no liability to any participant,
any beneficiary or
any other  person  for  payments  made,  any  failure to
make  payments,  or any
discontinuance of payments, on direction of the Named
Administrative  Fiduciary,
the Named  Investment  Fiduciary  or any  designee  of
either of them or for any
failure  to  make  payments  in  the  absence  of
directions   from  the  Named
Administrative Fiduciary or any person responsible for or purporting to be responsible for directing the investment of Trust assets. The Trustee shall have no obligation to request proper directions from any person. The Trustee may request instructions from the Named Administrative Fiduciary or the Named
Investment Fiduciary and shall have no duty to act or liability for failure to act if such instructions are not forthcoming. The Trustee shall have no responsibility to determine whether the Trust Fund is sufficient to meet the liabilities under the Plan, and shall not be liable for payments or Plan liabilities in excess of the Trust Fund. The Trustee in its corporate capacity shall not be liable for claims of any persons arising under the Plan.

     7.2 Advice of Counsel The Trustee may consult with legal counsel with respect to the meaning and construction of this Agreement or its powers, duties and conduct hereunder.

     Notwithstanding any other provision of this Agreement, the Trustee shall not be required to take any action or refrain from taking any action that violates ERISA, and for this purpose, the determination of whether such action or inaction violates ERISA shall be determined by (a) a written opinion or advice of counsel based upon such counsel's interpretation of any statute or final regulation, or (b) an opinion or order of a court of competent jurisdiction issued to the Plan, the Company or the Trustee.

     7.3 Other Fiduciaries. Each fiduciary of the Plan and the Trust shall be solely responsible for its own acts or omissions. The
Trustee shall have no duty
to question any other Plan fiduciary's performance of fiduciary duties allocated to such other fiduciary pursuant to the Plan. The
Trustee  shall  not be
responsible for the breach of  responsibility by any other
Plan fiduciary except
as provided under ERISA.

     7.4 Indemnification. The Company hereby indemnifies the Trustee against, and shall hold the Trustee harmless from, any and all loss, claims, liability, and expense, including reasonable attorneys' fees, imposed upon the Trustee or incurred by the Trustee as a result of any acts taken in accordance with the directions from the Named Administrative Fiduciary, Named Investment Fiduciary,
Investment Manager or any other person specified herein, or any designee of any such person, or by the failure to act due to a lack of direction from such parties or by reason of the Trustee's execution of its duties with respect to the Trust, including, but not limited to, its holding of assets of the Trust, the Company's obligations in the foregoing regard to be satisfied promptly on request by the Trustee, unless the loss, claim, liability or expense involved resulted from the negligence or willful misconduct of the Trustee.

     7.5 Protection of Designees.To the extent that any designee of the Trustee is performing a function of the Trustee under this Trust Agreement, the designee shall have the benefit of all of the applicable limitations on the scope of the
Trustee's duties and liabilities, all applicable rights of indemnification granted hereunder to the Trustee and all other applicable protections of any nature afforded to the Trustee, except as provided under ERISA.

                            SECTION VIII
                           ADMINISTRATION

     8.1 Records. The Trustee shall maintain books of account and records with respect to the Trust Fund. Except to the extent required by applicable law, the
Trustee shall not be required to maintain any separate records or accounts with respect to any participant, and any records or accounts required to be maintained pursuant to the Plan or to comply with ERISA shall be the responsibility of the Named Administrative Fiduciary or its designee.

     8.2  Accounting.  Within 90 days following the close of
each fiscal year of
the Plan or the effective date of the removal or resignation of the Trustee, the
Trustee shall file with the Named Administrative  Fiduciary
a written accounting
setting forth all  transactions  since the end of the period covered by the last
previous accounting. The accounting shall include a listing
of the assets of the
Trust showing the value of such assets at the close of the
period covered by the
accounting.   On  direction  of  the  Named  Administrative
Fiduciary,  and  if
previously agreed to by the Trustee, the Trustee shall

submit to the Named Administrative Fiduciary interim valuations reports or other information pertaining to the Trust.

     The Named Administrative Fiduciary may approve the accounting by written approval delivered to the Trustee. Any such affirmative approval shall be binding on the Company, the Named Administrative Fiduciary, the Named Investment
Fiduciary and, to the extent permitted by ERISA, all other persons, and such approval shall release and discharge the Trustee from any liability or accountability to the Company and the Named Administrative Fiduciary with respect to the transactions shown or reflected on the account.

     8.3  Valuation.   The  assets  of the Trust  shall be
valued  a   of  each
valuation  date under the Plan at fair market value as
determined by the Trustee
based upon such sources of information as it may deem
reliable,  including,  but
not  limited to,  stock  market  quotations,  statistical
evaluation  services,
newspapers  of  general  circulation,   financial
publications,   advice  from
investment counselors or brokerage firms, or any combination of sources. The
Trustee may retain, on the Company's behalf and at the Company's expense, an independent fiduciary to make such a determination, in either case, on the basis of the advice provided by an Independent Appraiser" (as described in section
401(a)(28)(C) of the Code) selected by the Trustee or the independent fiduciary, as applicable, and the reasonable costs incurred in establishing values of the
Trust Fund shall be a charge against the Trust Fund, unless paid by the Company.
If there is no generally recognized market (as described in section 3(l8)(A) of
ERISA) for shares of Company Stock, all valuations of shares of company stock shall be made by an Independent Appraiser in accordance with section 3(l8)(B) of
ERISA. If the Department of Labor issues final regulations under ERISA regarding the valuation of securities or other assets for purposes of the reports required by ERISA, the Trustee shall use such valuation methods.


                             SECTION IX
                 RESIGNATION AND REMOVAL OF TRUSTEE

     9.1 Manner of Resignation or Removal. The Trustee may resign as Trustee under this Agreement at any time by a written statement delivered to the Company giving notice of such resignation, which shall be effective 60 days after receipt or at such other time as is agreed by the Company and the Trustee. The
Trustee may be removed at any time by the Company by an instrument in writing and delivered to the Trustee, which shall be effective 60 days after receipt or at such other time as is agreed between the Company and the Trustee.

     9.2 Appointment of Successor. Upon resignation or removal of the Trustee, the Company shall appoint a successor trustee and shall deliver to the Trustee copies of (a) a written instrument executed by the Company appointing such successor, and (b) a written instrument executed by the successor in which it accepts such appointment. Such instruments shall indicate their effective date.

     9.3 Settlement of Account. Upon resignation or removal of the Trustee, the
Trustee shall have the right to a settlement of its account, which settlement shall be made, at the Trustee's option, either by an agreement of settlement between the Trustee and the Company or by a judicial settlement in an action instituted by the Trustee. The Trustee shall not be obligated to transfer Trust assets until the Trustee is provided written assurance by the Company that all fees and expenses reasonably anticipated will be paid.

     9.4  Termination of  Responsibility  and Liability.
Upon settlement of the
account and transfer of the Trust Fund to the successor trustee, all rights and privileges under this Trust Agreement shall vest in the successor trustee and all responsibility and liability of the Trustee with respect to the Trust and assets thereof shall, except as otherwise required by ERISA, terminate subject only to the requirement that the Trustee execute all necessary documents to transfer the Trust assets to the successor trustee.

                             SECTION X
                 AMENDMENT AND TERMINATION OF TRUST

     10.1 Amendment.   The  Company  reserves  the  right
to amend  this  Trust
Agreement, provided that no amendment of this Trust Agreement or the Plan shall be effective which would (a) cause any assets of the Trust Fund to be used for, or diverted to, purposes other than the exclusive benefit of Plan participants or their beneficiaries other than an amendment permissible under the Code and
ERISA, or (b) affect the rights duties, responsibilities, obligations or liabilities of the Trustee without notice to the Trustee and the Trustee's prior written consent. Subject to approval by the legal counsel of the Company, the
Company shall amend this Trust Agreement as requested by the Trustee to reflect changes in law which counsel for the Trustee advises the Trustee require such changes. Amendments to the Trust Agreement or a certified copy of the amendments shall be delivered to the Trustee promptly after adoption, and if practicable under the circumstances, any proposed amendment under consideration by the
Company shall be communicated to the Trustee to permit the Trustee to review and comment thereon in due course before the Company acts on the proposed amendment.

     10.2 Termination. The Trust may be terminated by the Company in accordance with the Plan. Upon such termination, the Trust Fund shall be distributed by the
Named Administrative Fiduciary in accordance with the terms of the Plan.

                             SECTION XI
                           MISCELLANEOUS

     11.1 Restriction on Alienation.  Except as provided in
section 6.1 or under
section 401(a)(13) of the Code, the interest of any Plan participant or beneficiary in the Trust Fund shall not be subject to the claims of such person's creditors and may not be assigned, sold, transferred, alienated or encumbered. Any attempt to do so shall be void; and the Trustee shall disregard any attempt. Trust assets shall not in any manner be liable for or subject to debts, contracts, liabilities, engagement or tons of any Plan participant or beneficiary, and benefits shall not be considered an asset of any such a person in the event of the person's insolvency or bankruptcy.

     11.2 Successors and Assigns. This Agreement shall be binding upon, and the powers granted to the Company and the Trustee, respectively, shall be exercised by the respective successors and assigns of the Company and the Trustee. Any corporation which shall, by merger, consolidate, purchase or otherwise, succeed to substantially all the trust business of the Trustee shall, upon such succession and without any appointment or other action by the Company, be and become successor trustee hereunder, upon notification to the Company.

     11.3 Governing Law  and  Construction.  This Trust
Agreement and the Trust
shall be construed,  administered  and governed under ERISA
and other  pertinent
federal law, and to the extent that federal law is
inapplicable,  under the laws
of the state in which the  Trustee is  incorporated.  If any provision  of this
Trust   Agreement  is   susceptible  to  more  than  one
interpretation,   the
interpretation to be given is that which is consistent with the Trust being a qualified trust under section 401(a) of the Code. If any provision of this Trust
Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, the remaining provisions shall continue to be fully effective to the extent possible under the circumstances.

     11.4 Equity  Interest.  Neither   the  creation  of the
Trust nor  anything
contained in the Trust shall be considered as giving any person any equity interest in the assets, business or affairs or the Company except to the extent that the Trust Fund is invested in Company Stock.

     11.5 Refunds to Company. The Trustee shall, upon the written direction of the Named Administrative Fiduciary which shall include a certification that such action is proper under the Plan, ERISA and the Code specifying any relevant sections thereof, return to the Company any amount referred to in section
403(c)(2) of ERISA.

     11.6 Authorized Action. Any action to be taken under this Trust Agreement by a company or other person which is: (a) a corporation shall be taken by the board of directors of the corporation or any person or persons duly empowered by the board of directors to take the action involved, (b) a partnership shall be taken by an authorized general partner of the partnership, and (c) a sole proprietorship by the sole proprietor.

     11.7 Text of Plan. The Company represents that, prior to the execution of this Trust Agreement by both parties, it delivered to the Trustee's designee the text of the Plan as in effect as of the date of this Trust Agreement. The
Company shall deliver to the Trustee promptly after adoption thereof a certified copy of any amendment of the Plan.

     11.8 Conflict with Plan. The rights, duties, responsibilities, obligations and liabilities of the Trustee are as set forth in this Trust Agreement, and no provision of the

Plan or any other document shall be deemed to affect such rights, duties, responsibilities, obligations and liabilities, except as otherwise provided herein. If there is a conflict between provisions of the Plan and this Trust
Agreement with respect to any subject involving the Trustee, including but not limited to the responsibility, authority or powers of the Trustee, the provisions of this Trust Agreement shall be controlling, except as otherwise provided herein.

     11.9 Failure to Maintain Qualification. If the Trust fails to qualify as a qualified trust under section 401(a) of the Code, or loses its status as such a qualified trust, the Company shall immediately so notify the Trustee, and the
Trustee shall, without further notice or direction, remove the Trust assets from any common or collective trust fund maintained by the Trustee or its affiliate for investments by qualified trusts.

    11.10 Gender. As used in this Trust Agreement, the masculine gender shall include the feminine and the neuter genders and the singular shall include the plural and the plural the singular, as the context requires.

    11.11 Headings. Headings and subheadings in this Trust Agreement are for convenience of reference only and are not to be considered in the construction of the provisions of the Trust Agreement.

    11.12 Counterparts.  This  Trust  Agreement  may  be
executed  in   several
counterparts, each of which shall be deemed an original, and these counterparts shall constitute one and the same instrument which may be sufficiently evidenced by any one counterpart.

     IN WITNESS WHEREOF, the Company and the Trustee have executed this Trust
Agreement each by action of a duly authorized person.


MERRILL LYNCH TRUST                   MORRISON HEALTH CARE,
INC.
COMPANY (FLORIDA)

By:   /s/ Melanie Madeira              By:  /s/ K. W.
Engwall
-------------------------                -------------------
-----
Name:    Melanie Madeira               Name:  K. W. Engwall
Title:   New Account Trust Officer     Title:  Senior Vice
President, Finance






EXHIBIT 10.28

                                TRUST AGREEMENT
                                   FOR THE
                          MORRISON HEALTH CARE, INC.
                          DEFERRED COMPENSATION PLAN


      THIS TRUST AGREEMENT is made this 2nd day of October, 1997, by and among MORRISON HEALTH CARE, INC., a corporation organized under the laws of the State of Georgia (the "Primary Sponsor"), each related corporation or business executing this Trust Agreement (the Primary
Sponsor and each related
corporation or business being sometimes hereinafter referred to as a "Plan
Sponsor"); and MERRILL LYNCH TRUST COMPANY (FLORIDA) (the
"Trustee").

                             W I T N E S S E T H:

      WHEREAS,  the Primary  Sponsor  maintains the Morrison
Health Care, Inc.
Deferred Compensation Plan (the "Plan"), which was established by indenture dated March 7, 1996, to provide benefits in the form of deferred compensation to a select group of management or highly compensated employees of the
Primary Sponsor or any of its related corporations or businesses; and

      WHEREAS,   the  Primary  Sponsor,  by  agreement
dated  March  7,  1996
established an irrevocable grantor trust (the "Trust"), within the meaning of
Section 671 of the Internal Revenue Code of 1986, as amended (the "Code") to assist it and any of its related corporations or businesses in meeting its obligations under the Plan; and

      WHEREAS, the Primary Sponsor desires to amend and restate the existing trust agreement originally executed by and between Morrison
Health Care, Inc.
and AmSouth Bank of Alabama, which agreement, as amended, contains the existing terms of the Trust (the "Prior Trust Agreement");
and

      WHEREAS,  the Board of Directors of the Primary
Sponsor has  authorized
the amendment and restatement of the Prior Trust Agreement as embodied herein
(the "Trust Agreement");

      NOW,   THEREFORE,   the  Primary  Sponsor  hereby
restates  the  Trust,
effective as of October 1, 1997, as follows:

                                  SECTION 1.
                             GOVERNING INSTRUMENT

      The rights,  duties,  responsibilities,  obligations
and liabilities of
the Trustee are as set forth in this Trust Agreement,  and
no provision of the
Plan   or   any   other   document   shall   affect   such
rights,   duties,
responsibilities, obligations and liabilities. In the event of a conflict between the terms and provisions of the Trust Agreement and those of the
Plan, the terms and provisions of the Trust Agreement shall govern. However, nothing contained in the Trust Agreement is intended to diminish the amount of benefits required to be paid for the benefit of any participant under the terms of the Plan.

                                  SECTION 2.
                           ESTABLISHMENT OF THE FUND

      The  Primary  Sponsor  has  established  a fund  with
the  Trustee  (the
"Fund") to be held and  administered in accordance  with
this Trust.  The Fund
shall  consist  of all  assets as may be  delivered  by a
Plan  Sponsor to the
Trustee and  reasonably  accepted by the  Trustee,  and
shall also include all
income  accruing  thereon,   except  as  otherwise
provided  in  this  Trust
Agreement.  The Trustee  shall not be obligated  to receive
any assets  unless
prior  thereto  the  Trustee  has  agreed  that  such
assets  are  reasonably
acceptable   to  it  and  the  Trustee  has  received   such
reconciliation,
allocation, investment or other information concerning, or representations with respect to, such assets as the Trustee may reasonably require.

                                  SECTION 3.
                            INVESTMENT OF THE FUND

      (a) Subject to the provisions of Subsections (b) and (c) below and
Section 4 hereof, the Trustees shall invest the principal and income of the
Fund without distinction between principal and income in securities or in property, real or personal and wherever situated, as the Trustee shall deem advisable, in its sole discretion. Without limiting the foregoing, the
Trustee may purchase, acquire, retain, sell, transfer, pledge or encumber common or preferred stocks, including stock of the Primary Sponsor or any affiliate, shares of mutual funds, including mutual funds for which the
Trustee is an advisor, trust and participation certificates, bonds and mortgages, other evidences of indebtedness or ownership, annuity contracts and ordinary and term life insurance contracts of life insurance companies, savings accounts or plans, including savings accounts or plans established or to be established by the Trustee, and group trusts or collective investment funds including group trusts or collective investment funds operated by the
Trustee.

      (b)   The Fund shall be  invested  by the  Trustee
consistent  with the
overall  investment  objectives  of the  Trust as
identified  by the  Primary
Sponsor and  communicated  to the Trustee in writing  from
time to time and in
the  absence  of  such   communication,   consistent  with
the  objective  of
preservation of capital (the "Investment  Goals").  The
Trustee shall incur no
liability merely for a failure to achieve the Investment Goals for any period; provided that during any such period the Fund was invested in accordance with applicable fiduciary standards and with a view towards achieving the Investment Goals.


      (c) The Primary Sponsor may appoint one or more investment managers
(the "Investment Managers") which shall be banks, investment advisers registered under the Investment Advisers Act of 1940, or insurance companies, to direct the Trustee as to the investment of all or a portion of the Fund for the exclusive benefit of the participants of the Plan and their beneficiaries. Notwithstanding the foregoing, the Primary Sponsor may appoint the Trustee (or any of its affiliates) as an Investment Manager, if the
Trustee (or its affiliate) agrees to such appointment and is otherwise qualified to serve as an Investment Manager and in such instance, the Trustee
(or its affiliate) shall have discretion over the investment of the Fund, subject to the provisions of Subsection (b) above.

      The Primary  Sponsor shall notify the Trustee of the
appointment of any
Investment   Manager  (other  than  the  Trustee)  under
this  Subsection  by
delivering to the Trustee (i) an executed  copy of an
instrument  under which
the  Investment  Manager was  appointed to act hereunder and setting forth the
investment  powers of the  Investment  Manager  and (ii) a
written  instrument
executed  by the  Investment  Manager  in  which it
acknowledges  that it has
agreed  to  act  as  such  and  accepts  fiduciary   status.
Any  notice  of
appointment pursuant to this Subsection shall constitute a representation and warranty by the Primary Sponsor that the Investment Manager is qualified under and has been appointed in accordance with the provisions hereof.
Notwithstanding anything herein contained to the contrary, during the term of its appointment, the Investment Manager shall have the sole responsibility for the investment and reinvestment of the portion of the Fund for which it was appointed to act, and, subject to the limitations on the types of appropriate investments set forth in Subsection (b) hereof, shall have full power and responsibility in its discretion to direct the Trustee with respect to the exercise by it of its investment powers, including the voting of shares (except as otherwise provided by Section 13(d) hereof). Pending receipt of instructions from any Investment Manager with respect thereto and subject to any investment guidelines agreed to in writing from time to time pursuant to Subsection (b) hereof, any cash received by the Trustee from time to time shall be invested by the Trustee in a money market mutual fund designated by the Primary Sponsor or the Investment Manager.

      The Primary Sponsor may terminate its appointment of an Investment
Manager at any time and shall in writing notify the Trustee of such termination, and may thereafter appoint a successor Investment Manager in the same manner as provided above in this Subsection. Any successor Investment
Manager shall thereafter, until its appointment is terminated, be deemed to be an "Investment Manager" for all purposes of this Agreement. If there shall be more than one Investment Manager, the portion of the Fund to be invested by each Investment Manager shall be held in a separate account and the powers and authority of each Investment Manager shall be divided as set forth in the instruments appointing such Investment Managers.

      So long as an Investment Manager (other than the Trustee or one of its affiliates) is serving as such, the Trustee shall be under no duty or obligation to review the assets comprising any portion of the Fund managed by the Investment Manager, to make any recommendations with respect to the investment or reinvestment thereof, or to determine whether any direction received from any Investment Manager is proper or within the terms of this
Trust Agreement or to monitor the activities of any Investment Manager.


      (d) The Trustee shall have no liability or responsibility to the
Primary Sponsor or any persons claiming any interest in the Fund for acting without question on the direction of, or for failing to act in the absence of any direction from, any Investment Manager, unless the Trustee participated knowingly in, or knowingly undertook to conceal, an act or omission of any
Investment Manager constituting a breach of its duties hereunder, knowing such act or omission was a breach of such duties; provided, however, that the
Trustee shall not be deemed to have "participated" in a breach by any
Investment Manager for the purposes of this undertaking solely as a result of the performance by the Trustee or its officers, employees or agents of any custodial, reporting, recording, and bookkeeping functions with respect to any assets of the Fund managed by any Investment Manager or solely as a result of settling purchase and sale transactions entered into or directed by any Investment Manager, or to have "knowledge" of any such breach solely as a result of the information received by the Trustee or its officers, employees or agents in the normal course in performing such functions or settling such transactions. If the Trustee has actual knowledge of a breach committed by any Investment Manager, it shall promptly notify the Primary Sponsor in writing thereof, and the Trustee, except as required by applicable law, shall thereafter have no responsibility to remedy such breach.

      (e) In accordance with Section 5 below, the Primary Sponsor may from time to time direct the Trustee in writing as to the specific investments of the Fund and the Trustee shall invest and reinvest the principal and income of the Fund in accordance with such directions. The
Trustee  shall have no
liability or responsibility to the Primary Sponsor or any other person claiming an interest in the Fund for actions taken in accordance with such directions of the Primary Sponsor.

                                  SECTION 4.
                             POWERS OF THE TRUSTEE

      In the administration of the Trust, in addition to any powers or authority of the Trustee under this Trust or which the Trustee may have under applicable law, the Trustee is authorized and empowered to do the following, without advertisement, without order of court and without having to post bond or make any returns or report of its doings to any court:

      (a)   To  purchase  or  subscribe   for  any
securities   or  property
including, without limitation, securities of a Plan Sponsor and real property leased to or used by a Plan Sponsor;

      (b) To sell, exchange, convey, transfer, or otherwise dispose of any securities or property held by it, by private contract or at public auction, with or without advertising, and no person dealing with the Trustee shall be bound to see to the application of the purchase money or to inquire into the validity, expediency or propriety of any disposition;

      (c) Except as provided in Section 13(d) hereof, to vote any stocks, bonds or other securities, including securities of the Plan Sponsor; to give general or special proxies or powers of attorney with or without power of substitution; to exercise any conversion privileges, subscription rights or other options, and to make any payments incidental thereto; to oppose, consent to, or otherwise participate in corporate reorganizations or other changes affecting corporate securities, to delegate discretionary powers, and to pay any assessments or charges in connection therewith; and generally to exercise any of the powers of an owner with respect to securities or other property held as part of the Fund;

      (d) To register any investment in its own name or in the name of a nominee, and-to hold any investment in bearer form or through or by a central clearing corporation maintained by institutions active in the national securities markets, but the records of the Trustee shall at all times show that all the investments are part of the Trust;

      (e)   To  employ  and  act   through   suitable
agents,   accountants,
appraisers, actuaries and attorneys (who may be counsel for the Trustee) and to pay their reasonable expenses and compensation, to consult with counsel
(who, without limitation, may be counsel to the Trustee).and shall be protected to the extent the law permits in acting upon the advice of counsel in regard to legal questions, and the Trustee shall periodically review the performance of the persons to whom these duties have been delegated, but the
Trustee shall not be liable for relying upon the advice and expertise of any such person to the extent permitted by law, provided the Trustee's decisions in selecting and retaining such person were prudently made;

      (f) To borrow or raise moneys for the purposes of the Trust in the amounts, and upon the terms and conditions, as the Trustee in its discretion may deem advisable; and for any sums borrowed to issue its promissory note as
Trustee, and to secure the repayment thereof by pledging all or any part of the Trust; and no person lending money to the Trustee shall be bound to see to the application of the money lent or to inquire into the validity, expediency or propriety of any borrowing;

      (g) To make, execute, acknowledge and deliver any documents of transfer and conveyance and any other instruments or agreements that may be necessary or appropriate to carry out the powers of the Trustee under the
Trust or incidental thereto;

      (h) To settle, compromise or submit to arbitration any claims, debts or damages due or owing to or from the Trust, to commence or defend any suits or legal or administrative proceedings arising, necessary or appropriate in connection with the Trust, the administration and operation thereof or the powers or authority of the Trustee under the Trust, and to represent the
Trust in all suits and legal and administrative proceedings;

      (i) To keep portions of the Trust in cash or cash balances as the
Trustee may deem to be in the best interest of the Trust;

      (j) To register any investment in its own name or in the name of a nominee, and to hold any investment in bearer form or through or by a central clearing corporation maintained by institutions active in the national securities markets, but the records of the Trustee shall at all times show that all the investments are part of the Trust; and

      (k) Generally, to do all acts and to execute and deliver all instruments as in the judgment of the Trustee may be necessary or desirable to carry out any powers or authority of the Trustee.

                                  SECTION 5.
                               INVESTMENT FUNDS

      (a) The assets of the Fund shall be invested in mutual funds selected, from time to time, by the Primary Sponsor and communicated in writing to the Trustee and in a fund investing primarily in securities of the
Primary Sponsor as directed by the Primary Sponsor (each of which is sometimes hereinafter referred to as an "Investment Fund"), which Investment
Funds shall have varying investment objectives, as the Primary Sponsor shall determine and communicate in writing to the Trustee. The Primary Sponsor by written direction to the Trustee may eliminate the availability of any
Investment Fund; provided that on and after a Change of Control, no
Investment Fund in place immediately prior to the Change of Control may be eliminated although the Primary Sponsor may designate additional Investment
Funds.

      (b) Contributions shall be paid to the Trustee within a reasonable period of time after the date that salary deferrals under the Plan otherwise would have been paid to participants in an amount equal to said deferral amounts and any corresponding matching contributions under the Plan shall be paid to the Trustee at the same time.

      (c) The Trustee shall be responsible for assets actually received by it as Trustee and shall have no duty or authority to compute amounts to be contributed or to review the computation of amounts to be contributed pursuant to this Section.

                                  SECTION 6.
                             DUTIES OF THE TRUSTEE

      (a)   Except  for  records   dealing  solely  with
the  Trust  and  its
investments and disbursements, which shall be maintained by the Trustee, the
Primary Sponsor shall maintain all records contemplated by the Plan. The
Trustee shall have no responsibility to determine whether the Fund is sufficient to meet liabilities under the Plan, and shall not be liable for payments or Plan liabilities in excess of the assets held in the Fund.

      (b) The Primary Sponsor shall furnish to the Trustee, in a form reasonably acceptable to the Trustee, all the information necessary to determine the benefits payable to or with respect to each participant in the
Plan, including any benefits payable after a participant's death. The
Primary Sponsor shall from time to time, and at least annually, and promptly upon the request of the Trustee furnish updated information to the Trustee.
In the event the Primary Sponsor refuses or neglects to provide any updated information as contemplated herein, the Trustee shall rely upon the most recent information furnished to it by the Primary Sponsor; provided, however, that on or after a Change of Control, where the Trustee does not have updated information or in the event the Trustee is aware of a dispute between the
Primary Sponsor and any participant or beneficiary as to the amount or timing of benefits payable to the participant or beneficiary, the Trustee shall rely upon a direction from the Designated Accounting Firm (as defined below) to resolve the dispute. For purposes of this Agreement, the term "Designated
Accounting Firm" shall mean Ernst & Young
LLP or any other accounting firm subsequently communicated in writing to the
Trustee; provided, however, that no subsequent designation of an accounting firm shall be given effect by the Trustee if the designation occurs after the effective date of a Change of Control. The Trustee has no responsibility to verify information provided to it by the Primary Sponsor or the Designated
Accounting Firm.

      (c)   When,  in  the  opinion  of  the  Primary
Sponsor  or  Designated
Accounting Firm, as applicable, a participant's benefits under the Plan have become payable, the Trustee shall be notified by the Primary Sponsor or the
Designated Accounting Firm, as applicable. Such notice shall include the amount of such benefits, the terms of payment, the amount of any taxes required to be withheld from such amount, and the name, address and social security number of the recipient. Upon the receipt of a notification, the
Trustee shall commence distributions from the Fund in accordance therewith to the person or persons so indicated and shall forward a check to the Primary
Sponsor in the amount of the applicable withholdings.

      (d) The Primary Sponsor shall have full responsibility for the payment of all taxes of any nature levied, assessed or imposed upon the Fund, including the payment of all withholding taxes to the appropriate taxing authority and shall provide the Trustee with such information as necessary to allow it to furnish each participant or beneficiary with the appropriate tax information form evidencing such payment and the amount thereof.

      (e)   Prior  to  a  Change  of  Control,   the
Trustee  shall  have  no
responsibility for determining whether any participant or beneficiary has died or whether a participant's rights under the terms of the Plan have been forfeited and shall be entitled to rely upon information and direction received from the Primary Sponsor; provided, that on or after a Change of
Control, in the event of a dispute or lack of information, the Trustee shall rely on directions received from the Designated Accounting Firm in accordance with Subsection (b) hereof.

      (f) Nothing provided in this Trust Agreement shall relieve the
Primary Sponsor or any Plan Sponsor of its liabilities to pay the benefits provided under the Plan except to the extent such liabilities are met by application of Fund assets.

      (g)   Arbitration  is final and  binding  on the
parties.  The  parties
waive  their  right to seek  remedies  in court,  including
the right to jury
trial.  In  that  regard,   the  parties   acknowledge   the
following:   (i)
pre-arbitration discovery is generally more limited than and different from court proceedings; (ii) the arbitrators' award is not required to include factual findings or legal reasoning and any party's right to appeal or seek modification of rulings by the arbitrators is strictly limited; and (iii) the panel of arbitrators will typically include a minority of arbitrators who were or are affiliated with the securities industry.

      The Primary Sponsor agrees that all controversies which may arise between it and the Trustee (or any of its affiliates) with respect to obligations arising under the Trust Agreement, including, but not limited to, those involving any transactions, or the construction, performance, or breach of this Agreement shall be determined by arbitration. Any arbitration under this Agreement shall be conducted only before the New
York Stock  Exchange,
Inc., the American Stock Exchange,
Inc., or arbitration facility provided by any other exchange of which any affiliate of the Trustee is a member, the National Association of Securities
Dealers, Inc, or the Municipal Securities Rulemaking Board, and in accordance with the arbitration rules then in force. The Primary Sponsor may elect in the first instance whether arbitration shall be conducted before the New York
Stock Exchange, Inc., the American Stock Exchange, Inc., other exchange of which any affiliate of the Trustee is a member, the National Association of
Securities Dealers, Inc. or the Municipal Securities Rulemaking Board, but if the Primary Sponsor fails to make such election, by registered letter or telegram addressed to Merrill Lynch Trust Companies, Employee Benefit Trust
Operations, P.O. Box 30532, New Brunswick, New Jersey 08989-0532, before the expiration of five days after receipt of a written request from the Trustee to make such election, then the Trustee may make such election. Judgment upon the award of arbitrators may be entered in any court, state or federal, having jurisdiction. No person shall bring a putative or certified class action to arbitration, nor seek to enforce any pre-dispute arbitration agreement against any person who has initiated in court a putative class action, who is a member of the putative class who has not opted out of the class with respect to any claims encompassed by the putative class action until: (i) the class certification is denied; (ii) the class is decertified;
or (iii) the customer is excluded from the class by the court. Such forebearance to enforce an agreement to arbitrate shall not constitute a waiver of any rights under this Agreement except to the extent stated herein.

                                  SECTION 7.
                          DISTRIBUTIONS FROM THE FUND

      (a) Consistent with the provisions of Section 9 hereof, the Trustee is authorized to pay from the Fund reasonable expenses of the Trustee, including fees of accountants and legal counsel to the Trust, and the
Trustee's compensation.

      (b)   The Trustee shall make any distribution
required pursuant to this
Trust Agreement by mailing its check or other evidence of payment (less applicable withholdings) to the person to whom such distribution or payment is to be made at such address as was last furnished to the Trustee or, if agreeable to the Trustee and the Primary Sponsor and the affected participant and so directed in a written notice to the Trustee by the Primary Sponsor or affected participants, by crediting the account of such person or by transferring funds to such person's account by bank or wire transfer. The
Trustee shall not be required to make any investigation to determine the whereabouts or mailing address of any person. If the person to receive a distribution can not be found, the Trustee shall hold payment or deposit same in a bank (including the Trustee, if a financial institution is serving as such) for the credit of that person without liability for interest thereon.
If a check or other evidence of payment of the benefit hereunder has been mailed to the last address of the person furnished the Trustee and is returned unclaimed, the Trustee shall notify the Primary
Sponsor and shall
discontinue further payments to the payee until it receives instructions from the Primary Sponsor.

      (c)   The Trustee  shall not be bound by any
instruction,  direction or
notice  unless and until it has been  received  in writing
by the  Trustee and
may rely upon any  instruction,  direction  or notice of a
continuing  nature
until  the  Trustee  receives  a  writing  which  revokes
that   instruction,
direction or notice. The Trustee may without liability assume that any such instruction, direction or notice is genuine unless it has actual knowledge or, after receiving notification of a problem, has reasonably determined that the instruction, direction or notice is not genuine.

      (d) The Trustee shall not be responsible for the application of any assets held as part of the Fund which have been distributed pursuant to the
Plan and the Trust Agreement.

                                  SECTION 8.
                              CLAIMS OF CREDITORS

      (a) The Fund assets shall be treated as general assets of the Plan
Sponsor and shall remain subject to claims of the general creditors of the
Plan Sponsor  under  applicable  state and federal  law.
Nothing in the Trust
Agreement shall affect the rights of any participant as general creditor of the Plan Sponsor. No participant shall have a preferred claim on or any beneficial ownership in the Fund prior to the time for distribution to the participant under the terms of a Plan or the terms of this Trust Agreement.
In the event that the Plan Sponsor becomes insolvent as described in
Subsection (c) below, each participant shall be deemed to waive any priority the participant may have under law as an employee with respect to any claim against the Plan Sponsor and the Trust beyond the rights the participant would have as a general creditor of the Plan Sponsor.

      (b) Except as otherwise provided by Subsection (c) below, no benefit which shall be payable under the Trust to any person shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge or otherwise dispose of the same shall be void. No benefit shall in any manner be subject to the debts, contracts, liabilities, engagements or torts of any person, nor shall it be subject to attachment or legal process for or against any person, except to the extent provided by Subsection C below and as may otherwise be required by law.

      (c)   The board of directors of a Plan Sponsor shall
immediately  notify
the Trustee in writing of the insolvency of the Plan
Sponsor.  For purposes of
this  Subsection  (c), the term  "insolvency"  shall mean
the inability of the
Plan  Sponsor to pay its debts as they  become due in the
usual  course of its
business  or that the  liabilities  of the Plan  Sponsor
are in excess of its
assets or the Plan Sponsor  becomes  subject to a proceeding as a debtor under
the United States  Bankruptcy  Code. Upon receipt of the
written  notice,  the
Trustee  shall  suspend  all  further   payments  to
participants  or  their
beneficiaries  and shall hold the  assets of the Trust for
the  benefit of the
creditors of the Plan  Sponsor in the manner  directed by a
court of competent
jurisdiction.  If the Trustee  should  receive any written
allegation  of the
insolvency  of the  Plan  Sponsor,  the  Trustee  shall
suspend  payments  to
participants  and  hold  the  assets  of the  Trust  for
the  benefit  of the
creditors of the Plan  Sponsor  and,  within a period of
sixty (60) days after
the receipt of the written  allegation,  determine whether
the Plan Sponsor is
insolvent.  If the Trustee  determines  that the Plan
Sponsor is solvent,  it
shall   immediately   resume   payments   to   the
participants   or   their
beneficiaries. In the event that the Trustee has actual knowledge of the insolvency of the Plan Sponsor, the Trustee shall hold the assets of the
Trust for the benefit of the creditors of the Plan Sponsor in the manner directed by a court of competent jurisdiction. Unless the Trustee (i) has been notified in writing by the board of directors of a Plan Sponsor of the insolvency of a Plan Sponsor, (ii) has received any written allegation of the insolvency of a Plan Sponsor or (iii) has actual knowledge of the insolvency of a Plan Sponsor, the Trustee shall have no duty to inquire whether a Plan Sponsor is insolvent.

                                  SECTION 9.
                               FEES AND EXPENSES

      The compensation and expenses of the Trustee shall be paid from the assets of the Fund. Expenses of the Trustee shall include the reasonable expenses and compensation of third parties employed by the Trustee pursuant to Section 4(f) hereof. However, the expenses and compensation of the
Designated Accounting Firm shall not be payable from the Fund.

                                  SECTION 10.
                                   ACCOUNTS

      (a) The Trustee shall keep such records as the Trustee considers necessary for the management of the Trust. The Trustee's books and records of the Fund shall be open to inspection by the Primary
Sponsor and Designated
Accounting Firm during regular business hours of the Trustee.

      (b)   The  Plan  Sponsors  shall  maintain  or  cause
to be  maintained
accounting  records for the Plan sufficient to allow the
determination of the
portion  of the  Fund  which  is  allocable  to  each  of
the  Plan  Sponsors.
Irrespective  of the  commingling  of assets of the Plan for investment in the
Fund,  no  portion  of the  Fund  which  is  allocable  to
any one of the Plan
Sponsors   shall  be  used  to  pay  benefits  or  discharge
liabilities  or
obligations specifically allocable or attributable, respectively, to any other Plan or any other Plan Sponsor.

      (c) Within ninety (90) days after the close of each calendar year, the date of the removal or resignation of the Trustee, or the termination of the Trust, the Trustee shall render to the Primary Sponsor a written account and report of its management of the Fund covering the period (or relevant portion thereof if the written account and report becomes due on account of the removal or resignation of the Trustee) since the previous such written account and report. The written approval of that accounting and report by the Primary Sponsor or the failure of the Primary Sponsor to notify the
Trustee of its  disapproval  of such  accounting  within ten
(10) months after
the end of the relevant period shall be final and binding as to the Trustee's administration of the Trust for the period upon the Primary Sponsor and all persons who have or may thereafter have an interest in the Fund. The Trustee may satisfy its obligation under this Subsection (c) by rendering to the
Primary Sponsor monthly statements setting forth the information required by this Subsection separately for the month covered by the statement.


                                  SECTION 11.
                      RESIGNATION, REMOVAL AND SUCCESSION

      (a) The Trustee may resign at any time upon giving sixty (60) days' prior written notice to the Primary Sponsor.

      (b)   The  Trustee  may be  removed by the  Primary
Sponsor at any time
upon giving sixty (60) days' prior written notice to the Trustee; provided, however, that in the event of a Change of Control, the Trustee may thereafter be removed only after securing the written consent of a majority of the participants of the Plan and the designated beneficiaries of deceased participants.

      (c)   Upon the removal or  resignation  of the
Trustee,  any  successor
appointed  shall have the same powers and duties as those
conferred  upon the
Trustee under this Trust.  Prior to a Change of Control,
the  appointment  of
any  successor  Trustee  shall  be in  the  sole  discretion of  the  Primary
Sponsor.  On or after a Change of Control,  any  successor
Trustee shall be a
bank or trust company having assets under management
(including  assets under
management by  affiliates)  of not less than
$1,000,000,000.  Upon receipt by
the  Trustee  of a written  acceptance  of the  appointment
by the  successor
Trustee,  the  Trustee  shall  transfer  to the  successor
Trustee the assets
constituting the Trust;  provided,  however, the Trustee
shall not be required
to pay  over  assets  to a  successor  Trustee  unless  the
Trustee  shall be
discharged  from all liability for any taxes which may be
due and owing by the
Trust,  or  unless  the  successor  Trustee,  who  must be
acceptable  to the
Trustee,  indemnifies  the  Trustee  and the  Trustee  in
its sole  discretion
agrees to accept  indemnification.  In the event that within ninety (90) days
after the removal or  resignation  of the Trustee  the
Primary  Sponsor  shall
have  failed to  appoint a  successor  Trustee or the
Trustee  shall not have
received a written acceptance from a successor  Trustee,
then the Trustee may
file an appropriate  action in a court of competent
jurisdiction and transfer
to the custody of the court the assets  then held by the
Trustee  constituting
the Trust.  Upon transfer to a successor  Trustee or to the
court, as the case
may be, the Trustee  shall be relieved  of all  further
responsibilities  and
liabilities  in  connection  with  the  Trust.   The
Trustee  is  authorized,
however, to reserve therefrom any assets as it may deem advisable for payment of its fees and expenses in connection with the settlement of its account or otherwise, and any balance of the reserve remaining after the payment of the
Trustee's fees and expenses shall be paid over to the successor Trustee or to the court.

                                  SECTION 12.
                           AMENDMENT AND TERMINATION

      (a) Prior to a Change of Control, the Trust Agreement may be amended any time and to any extent by a written instrument executed by the Primary
Sponsor, provided, however, that no such amendment shall be effective to the extent that it purports to make the Trust revocable. On or after a Change of
Control, this Trust Agreement may be amended any time and to any extent by a written instrument executed by the Primary Sponsor, provided, however, no such amendment shall diminish the authority of the Designated Accounting
Firm, diminish the obligation of the Trustee to follow the directions of the
Designated Accounting Firm or provide for the elimination of any Investment
Fund. In addition, whether before or after a Change of Control, no such amendment shall have the effect of reducing benefits accrued by participants under the Plan, delaying the times at which distributions are made from the
Fund to participants and their beneficiaries or allowing a Plan Sponsor or any other person to receive distributions of the assets of the Fund not then permitted under the terms of the Trust Agreement. No amendment that purports to increase the duties or responsibilities of the Trustee or to alter materially the manner in which the Trustee is to discharge any continuing duties or responsibilities shall be given effect without the consent of the
Trustee and no other amendment shall be given effect without first providing notice of same to the Trustee. The Trustee and Primary Sponsor may amend the
Trust Agreement in any manner not otherwise specifically precluded by this
Subsection, including any amendment regarding the removal of an existing
Trustee or the appointment of a successor Trustee.

      (b) Notwithstanding any other provisions of the Trust Agreement to the contrary, the Trust shall terminate and all Fund assets shall be distributed (i) on the complete distribution of the Fund in accordance with the terms and provisions of the Plan; (ii) upon the delivery to the Trustee of a writing terminating the Trust signed by the Primary Sponsor, all participants of the Plan and the designated beneficiaries of deceased participants; or (iii) in the event the Internal Revenue Service makes a final determination that the assets of the Fund constitute compensation currently taxable as income to participants. Any assets remaining in the
Fund after satisfaction of all liabilities and expenses of the Plan shall be returned to the Plan Sponsors.

                                  SECTION 13.
                                 MISCELLANEOUS

      (a) The Trustee shall under no circumstances be required to recognize any conveyance, transfer, assignment, mortgage, pledge or encumbrance by any participant or any person entitled to receive benefits under the Plan, any part of it, or any interest in it, or to pay any money or thing of value to any creditor or assignee of any participant or person for any cause whatsoever; provided, however, this Subsection (a) does not affect the provisions of Section 8 of the Trust Agreement.

      (b)   The Primary  Sponsor  hereby agrees to indemnify
and hold harmless
the  Trustee   from  and  against  any  and  all  losses,
claims,   damages,
liabilities, costs and expenses, including but not limited to, liability for any judgments or settlements consented to in writing by the Trustee, as applicable, which consents will not be unreasonably withheld, and reasonable attorneys' fees arising out of or in connection with or as a direct or indirect result of its serving, respectively, as the trustee (including but not limited to the
Trustee's acts or omissions with respect to (i) the voting of any share of stock held as part of the assets of the Trust; (ii) establishing or maintaining investment funds or effecting investments therein in accordance with the terms and provisions of the Trust; or (iii) the determinations by the Trustee of insolvency or of a Change of Control (including acts or omissions in accordance with the terms and provisions of the Trust following any determination of insolvency or a Change of Control); except those losses, claims, damages, liabilities, costs and expenses, if any, arising out of or in connection with or as a direct or indirect result of the Trustee's gross negligence or willful misconduct. The Trustee shall promptly notify the
Primary Sponsor of any claim, action or proceeding for which it may seek indemnity. This indemnity is a continuing obligation and shall be binding on the Primary Sponsor and its successors, whether by merger or otherwise, and assigns. In addition, this indemnity shall survive the resignation or removal of the Trustee, the liquidation of the Trust, or both events. For purposes of this Subsection (b), all references to the Trustee shall be deemed to include a reference to all affiliates of the Trustee and any officer, director or employee of the Trustee or any of its affiliates.

      (c) As used in this Trust Agreement, the term "Change of Control" means any event that pursuant to the requirements of
Article X of the Primary
Sponsor's Certificate of Incorporation, as amended from time to time, requires the affirmative vote of the holders of not less than eighty percent
(80%) of the Voting Stock (as defined therein); provided, however, that no event shall constitute a Change of Control if approved by the Board of
Directors of the Primary Sponsor a majority of whom are "present directors" and "new directors." For purposes of the preceding sentence, "present directors" shall mean individuals who as of the date of this Trust Agreement were members of the Board of Directors of the Primary Sponsor and "new directors" shall mean any director whose election by the Board of Directors of the Primary Sponsor (in the event of vacancy) or whose nomination for election by the Primary Sponsor's stockholders was approved by a vote of at least three-fourths of the directors then still in office who are present directors and new directors; provided that any director elected to the Board of Directors of the Primary Sponsor solely to settle a threatened or actual proxy contest shall in no event be deemed to be a new director. The board of directors of the Primary Sponsor shall immediately notify the Trustee of the occurrence of a Change of Control. Upon receipt of such written notice or in the event the Trustee has actual knowledge that a Change of Control has occurred, the Trustee shall take no action nor facilitate the taking of any action contemplated by the Trust Agreement as being taken prior to a Change of Control if (i) an alternative procedure for taking such action is prescribed on or after a Change of Control, or (ii) any action of the type described is expressly limited to the period prior to a Change of Control.
If the Trustee should receive any written allegation to the effect that a
Change of Control has occurred, the Trustee shall take no action nor facilitate the taking of any action described: in the immediately preceding sentence until making an independent determination as to whether a Change of
Control has occurred. The Trustee shall make this determination within a period of thirty (30) days after the receipt of the written allegation.
Following the determination, the Trustee shall discharge its duties under the
Trust Agreement in a manner consistent with that determination.

      (d) The authority and responsibility with regard to the voting of and control over any securities of a Plan Sponsor held in the Trust shall be exercised by the Trustee pursuant to directions in writing provided by the Primary Sponsor or Investment Manager.
All other decisions affecting such securities, including, without limitation, decisions to oppose or consent to tender or exchange offers, shall be similarly directed by the Primary Sponsor or the Investment Manager. The
Trustee shall take such steps as may be necessary or appropriate to carry out the directions of the Primary Sponsor or Investment Manager, as applicable, given pursuant to this Subsection.

      (e) Whenever the context requires, words of the masculine gender used herein shall include the feminine and the neuter, and the words used in the singular shall include the plural.

      (f) Each provision of the Trust Agreement is severable and if any provision is found to be void as against public policy it shall not affect the validity of any other provision hereof.

      (g) The Trust Agreement shall be binding upon the successors and assigns of each Plan Sponsor and the Trustee.

      (h) The provisions of the Trust shall be construed according to the laws of the State of Florida and, to the extent applicable, according to the laws of the United States.



                 [REMAINDER OF PAGE LEFT INTENTIONALLY
BLANK]


      IN WITNESS WHEREOF, the parties have hereunto set their hands and seals the day and year first above written.


                                    PRIMARY SPONSOR:

                                    MORRISON HEALTH CARE,
INC.

                                    By:  /s/ John E.
Fountain
                                    ------------------------
-
                                    Title:V.P.,  Secretary
and General Counsel

ATTEST:

By:    /s/ Henry Page
      ---------------------
Title: Director of Finance

            [CORPORATE SEAL]


                                    TRUSTEE:

                                    MERRILL LYNCH COMPANY
(FLORIDA)

                                    By:  /s/ Melanie Madeira
                                       ---------------------
--------
                                    Title: New Account Trust
Officer

ATTEST:

By:   _____________________________

Title:_____________________________

            [SEAL]

E
Exhibit 10.29

                          FIRST AMENDMENT TO THE
           MORRISON HEALTH CARE, INC. 1996 STOCK INCENTIVE
PLAN

      THIS  FIRST  AMENDMENT  is made  this  26th  day of
June,  1996,  by
Morrison  Health Care,  Inc., a  corporation  duly
organized and existing
under  the  laws  of  the  State  of  Georgia   (hereinafter
called  the
"Company").

                           W I T N E S S E T H:

      WHEREAS,  the Company  maintains the Morrison Health
Care, Inc. 1996
Stock Incentive Plan under an indenture which was adopted as of February
23, 1996 (the "Plan"); and

      WHEREAS,   the  Company   desires  to  amend  the
Plan  to  reflect
increases in the number of shares authorized for issuance thereunder and to increase the limit on the number of shares that may be the subject of awards granted to certain executives during any single fiscal year of the Company; and

      WHEREAS, the Board of Directors of the Company has duly approved and authorized these amendments to the Plan;


      NOW, THEREFORE, the Company does hereby amend the Plan as follows:


1. By deleting, effective March 26, 1996, the first sentence of
Section 2.2 in its entirety and by substituting therefor the following:

      "Subject  to  adjustment  in  accordance   with
Section  5.2,
      750,000  shares  of Stock  (the  `Maximum  Plan
Shares')  are
      hereby reserved exclusively for issuance pursuant to Stock
      Incentives."

2. By deleting, effective June 26, 1996, the first sentence of
Section 2.2 in its entirety and by substituting therefor the following:

      "Subject  to  adjustment  in  accordance   with
Section  5.2,
      850,000  shares  of Stock  (the  `Maximum  Plan
Shares')  are
      hereby reserved exclusively for issuance pursuant to Stock
      Incentives."

3.    By deleting,  effective  March 26, 1996, the number
"100,000" where
it appears in the last sentence of Section 2.4 and by substituting therefor the number "300,000".

4. Except as specifically amended hereby, the Plan shall remain in full force and effect as prior to the adoption of this First
Amendment.

5.    Notwithstanding   the   foregoing,   the   adoption
of  this  First
Amendment is subject to the approval of the stockholders of the Company and in the event that the stockholders of the Company fail to approve such adoption within twelve months of March 26, 1996, the adoption of this First Amendment shall be null and void.

      IN WITNESS WHEREOF, the Company has caused this First Amendment to be executed on the day and year first above written.


                                    MORRISON HEALTH CARE,
INC.

                                    By:  /s/Glenn Davenport

                                    Title: President and
Chief Executive Officer


ATTEST:

By: /s/John E. Fountain

Title:  Secretary


      (CORPORATE SEAL)



EXHIBIT 10.30
            FIRST AMENDMENT TO THE MORRISON HEALTH CARE,
INC.
                 1996 NON-EXECUTIVE STOCK INCENTIVE PLAN

      THIS FIRST AMENDMENT is made as of this 26th day of June, 1996, by
Morrison Health Care, Inc., a Georgia corporation (the
"Company").

                           W I T N E S S E T H:

      WHEREAS,  the Company  maintains the Morrison Health
Care, Inc. 1996
Non-Executive Stock Incentive Plan under an indenture which was adopted as of February 23, 1996 (the "Plan"); and

      WHEREAS,   the  Company   desires  to  amend  the
Plan  to  reflect
increases in the number of shares authorized for issuance thereunder; and

      WHEREAS, the Board of Directors of the Company has duly approved and authorized these amendments to the Plan;

      NOW, THEREFORE, the Company does hereby amend the Plan, effective as of the date first set forth above, by deleting the first sentence of
Section 2.2 in its entirety and by substituting therefor the following:

      "Subject  to  adjustment  in  accordance  with
Section  5.2  below,
      2,250,000  shares of Stock (the  `Maximum  Plan
Shares') are hereby
      reserved exclusively for issuance pursuant to Stock
Incentives."

      Except as specifically amended hereby, the Plan shall remain in full force and effect as prior to the adoption of this First
Amendment.

      IN WITNESS WHEREOF, the Company has caused this First Amendment to be executed on the day and year first above written.

                                    MORRISON HEALTH CARE,
INC.

                                    By: /s/ Glenn Davenport
      [CORPORATE SEAL]
                                    Title:President and
Chief Executive Officer
ATTEST:

By:  /s/John E. Fountain

Title:  Secretary





EXHIBIT 10.31

                           SECOND AMENDMENT TO THE
             MORRISON HEALTH CARE, INC. 1996 STOCK INCENTIVE
PLAN


      THIS SECOND AMENDMENT is made as of this 26th day of June, 1997, by
Morrison Health Care, Inc., a corporation duly organized and existing under the laws of the State of Georgia (hereinafter called the "Company").


                             W I T N E S S E T H:


      WHEREAS,  the Company  maintains  the Morrison  Health
Care,  Inc.  1996
Stock Incentive Plan under an indenture which was adopted as of February 23,
1996 (the "Plan");

      WHEREAS, the Company desires to amend the Plan to reflect an increase in the number of shares authorized for issuance thereunder;
and

      WHEREAS, the Board of Directors of the Company has duly approved and authorized this amendment to the Plan;


      NOW, THEREFORE, the Company does hereby amend the Plan, effective as of the date first set forth above, as follows:


1. By deleting the first sentence of Section 2.2 in its entirety and by substituting therefor the following:

      "Subject to adjustment in accordance  with Section
5.2,  1,750,000
      shares of Stock (the `Maximum Plan Shares') are hereby reserved exclusively for issuance pursuant to Stock
Incentives."

2. Except as specifically amended hereby, the Plan shall remain in full force and effect as prior to the adoption of this Second
Amendment.

3. Notwithstanding the foregoing, the adoption of this Second Amendment is subject to the approval of the stockholders of the Company and in the event that the stockholders of the Company fail to approve such adoption within twelve months from the date first set forth above, the adoption of this
Second Amendment shall be null and void.


      IN WITNESS WHEREOF, the Company has caused this Second Amendment to be executed on the day and year first above written.


                                    MORRISON HEALTH CARE,
INC.


                                    By: /s/ Glenn Davenport
                                    -----------------------
                                    Title:President and CEO


ATTEST:

By:  /s/John E. Fountain

Title:  Secretary



      (CORPORATE SEAL)








EXHIBIT 10.32

            SECOND AMENDMENT TO THE MORRISON HEALTH CARE,
INC.
                 1996 NON-EXECUTIVE STOCK INCENTIVE PLAN


      THIS  SECOND  AMENDMENT  is made as of this 26th day
of June,  1997,
by Morrison Health Care,  Inc., a corporation  duly
organized and existing
under  the  laws  of  the  State  of  Georgia   (hereinafter
called  the
"Company").


                           W I T N E S S E T H:


      WHEREAS,  the Company  maintains the Morrison Health
Care, Inc. 1996
Non-Executive Stock Incentive Plan under an indenture which was adopted as of February 23, 1996 (the "Plan");

      WHEREAS, the Company desires to amend the Plan to reflect a decrease in the number of shares authorized for issuance thereunder; and

      WHEREAS, the Board of Directors of the Company has duly approved and authorized this amendment to the Plan;


      NOW, THEREFORE, the Company does hereby amend the Plan, effective as of the date first set forth above, as follows:


1. By deleting the first sentence of Section 2.2 in its entirety and by substituting therefor the following:

      "Subject  to  adjustment  in  accordance   with
Section  5.2,
      1,350,000  shares of Stock (the  `Maximum  Plan
Shares')  are
      hereby reserved exclusively for issuance pursuant to Stock
      Incentives."

2. Except as specifically amended hereby, the Plan shall remain in full force and effect as prior to the adoption of this Second Amendment.



               [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the Company has caused this Second Amendment to be executed on the day and year first above written.


                                    MORRISON HEALTH CARE,
INC.


                                    By: /s/ Glenn Davenport
                                    -----------------------
                                    Title:President and CEO


ATTEST:

By:  /s/John E. Fountain

Title:  Secretary



      (CORPORATE SEAL)




Exhibit 10.33

                            THIRD AMENDMENT TO THE
                          MORRISON HEALTH CARE, INC.
                             SALARY DEFERRAL PLAN


      THIS THIRD AMENDMENT is made on this 9th day of January, 1998, by
MORRISON HEALTH CARE, INC., a corporation duly organized and existing under the laws of the State of Georgia (the "Primary Sponsor").


                             W I T N E S S E T H:

      WHEREAS, the Primary Sponsor established by indenture dated March 7,
1996, the Morrison Health Care, Inc. Salary Deferral Plan
(the "Plan"); and

      WHEREAS, the Primary Sponsor requested a determination letter from the
Internal Revenue Service as to the qualified status of the Plan which has resulted in some necessary changes to the Plan;

      NOW, THEREFORE, the Primary Sponsor does hereby amend the Plan, effective as of March 7, 1996, as follows:

1. By substituting the following language for the last sentence of Section
      1.31 of the Plan:

            "Notwithstanding  the foregoing,  the Primary
Sponsor may elect to
      determine each Highly Compensated Employee using the snapshot day of
      December 31, in a manner consistent with Section 4 of Revenue Procedure
      93-42;  provided that, for those Plan Years following
December 31, 1996,
      the Plan Sponsor shall follow the procedures published by the Internal
      Revenue Service pursuant to Notice 97-45, Section
III(1)."

2.    By substituting the following language for Section
3.4A of the Plan:

            "3.4A  Qualified  Contributions.  At the  sole
discretion  of the
      Primary  Sponsor,  each Plan Sponsor shall make
`Qualified  Nonelective
      Contributions'  and/or  `Qualified  Matching
Contributions,'  as  those
      terms are  defined in  Section 1 of  Appendix  A, in
an amount  together
      with any supplement  allocations under Plan Sections
4.2(b)(1) or (2) as
      determined  by  the  Primary  Sponsor  are  necessary
to  satisfy,   as
      applicable, the testing requirements of Code Section
401(m)(2)(A)."

3.    By deleting  Paragraph (1) of Section 4.1(b) of the
Plan in its entirety
      and redesignating existing Paragraphs (2) and (3) as new Paragraphs (1)
      and (2), respectively.


4.    By substituting the following language for Plan
Section 4.2(b)(3):

            "(3)  any remaining  excess,  to the
Supplemental  Account of each
      Member who is employed by a Plan Sponsor on the last day of the Plan
      Year in the proportion  that the Member's Annual
Compensation  bears to
      the Annual Compensation of all Members entitled to an allocation pursuant to this Section 4.2(b)(3)."

5.    By substituting the following language for Section
4.4(b) of the Plan:

            "(b)  Any  shares of Company  Stock  which are
released  from the
      Loan  Suspense  Account  that  are  attributable  (1)
to  Plan  Sponsor
      contributions  under  Plan  Section  3.3  and
forfeitures;  (2) to cash
      dividends  paid  on  shares  of  Company  Stock
allocated  to the  Loan
      Suspense  Account that are used to make a payment on
an Acquisition Loan
      and (3) to proceeds  on the sale of shares of Company
Stock held in the
      Loan Suspense  Account that are used to make a payment
on an Acquisition
      Loan (to the extent such proceeds are to be treated as
annual  additions
      for  purposes of Appendix B in  accordance  with
Section  4.4(e)  below)
      shall be allocated to Company Matching  Accounts in
accordance with Plan
      Section  4.2(a).  Proceeds  on the sale of shares of
Company  Stock held
      in the Loan Suspense  Account may be used to repay an
Acquisition  Loan
      if  the   transaction,   based  on  all  the
surrounding   facts   and
      circumstances,   satisfies  the  requirements  of
Treasury  Regulations
      Section 54.4975-7(b)(3)."

6. By adding a new final sentence to Section 5.1(c) as follows:

      "Payments made with respect to an Acquisition Loan must be made solely from ESOP assets."

7. By substituting the following language for Section 8.4 of the Plan:

            "8.4  Payment of the  Member's  Accrued  Benefit
shall be made as
      soon  as   administratively   feasible   after  the
Member   terminates
      employment,  but in no event  later  than,  unless the
Member  otherwise
      elects,  the 60th day after the  latest of the close
of the Plan Year in
      which  the  Member   terminates  his  service  with
the  Plan  Sponsor;
      provided, however, if the Member's Accrued Benefit exceeds $3,500 it will not be distributed before the Member's 'required beginning date,'
      within the meaning of Plan Section 11.3(c), without the Member's consent."

8. By substituting the following language for Section 9.3 of the Plan:

            "9.3  Payment of the  Member's  Accrued  Benefit
shall be made as
      soon  as   administratively   feasible   after  the
Member   terminates
      employment,  but in no event  later  than,  unless the
Member  otherwise
      elects,  the 60th day after the  latest of the close
of the Plan Year in
      which  the  Member   terminates  his  service  with
the  Plan  Sponsor;
      provided, however, if the Member's Accrued Benefit exceeds $3,500 it will not be distributed before the Member's 'required beginning date,'
      within the meaning of Plan Section 11.3(c), without the Member's consent."

9. By substituting the following for Appendix A to the Plan


                                    "APPENDIX A
                       SPECIAL NONDISCRIMINATION RULES


                                  SECTION 1

      As used in this Appendix, the following words shall have the following meanings:

            (a) 'Eligible Member' means a Member who is an Employee during any particular Plan Year.

            (b)   'Highly  Compensated  Eligible  Member'
means any  Eligible
      Member who is a Highly Compensated Employee.

            (c)   'Matching  Contribution'  means any
contribution  made by a
      Plan Sponsor to a Company Matching Account and any other contribution made to a plan by a Plan Sponsor or an Affiliate on behalf of an
      Employee on account of a contribution made by an Employee or on account of an Elective Deferral.

            (d)   'Qualified    Matching    Contributions'
means   Matching
      Contributions which are immediately nonforfeitable when made, and which would be nonforfeitable, regardless of the age or service of the
      Employee or whether the Employee is employed on a certain date, and which may not be distributed, except upon one of the events described under Code Section 401(k)(2)(B) and the regulations thereunder.

            (e)   'Qualified  Nonelective  Contributions'
means contributions
      of the Plan Sponsor or an Affiliate, other than Matching Contributions or Elective Deferrals, which are nonforfeitable when made, and which would be nonforfeitable regardless of the age or service of the
      Employee or whether the Employee is employed on a certain date, and which may not be distributed, except upon one of the events described under Code Section 401(k)(2)(B) and the regulations thereunder.


                                  SECTION 2

      In addition to any other limitations set forth in the Plan, for each
Plan Year one of the following tests must be satisfied for the Profit Sharing
Plan:

            (a) the actual deferral percentage for the Highly Compensated
      Eligible Members for the Plan Year must not be more than the actual deferral percentage of all other Eligible Members for the preceding
      Plan Year multiplied by 1.25; or

            (b)   the excess of the actual deferral
percentage for the Highly
      Compensated Eligible Members for the Plan Year over that of all other
      Eligible Members for the preceding Plan Year must not be more than two
      (2) percentage points, and the actual deferral percentage for the
      Highly  Compensated  Eligible Members for the Plan
Year must not be more
      than the actual  deferral  percentage of all other
Eligible  Members for
      the preceding Plan Year multiplied by two (2).

      Notwithstanding  the foregoing,  the Plan
Administrator may utilize any
transition  rule  permitted  by Internal  Revenue  Service
97-2 or  otherwise
regarding the use of current year data for calculating actual deferral percentages.

      The 'actual  deferral  percentage' for the Highly
Compensated  Eligible
Members and all other Eligible Members for a Plan Year is the average in each group of the ratios, calculated separately for each Employee, of the Deferral
Amounts contributed by the Plan Sponsor on behalf of an Employee for the Plan
Year to the Annual Compensation of the Employee in the Plan Year. In addition, for purposes of calculating the 'actual deferral percentage' as described above, Deferral Amounts of Employees who are not Highly Compensated
Employees which are prohibited by Code Section 401(a)(30) shall not be taken into consideration.


                                  SECTION 3

      If the Deferral Amounts  contributed on behalf of any
Highly Compensated
Eligible  Member  exceeds  the amount  permitted  under the
'actual  deferral
percentage'  test described in Section 2 of this Appendix A
for any given Plan
Year,  then before the end of the Plan Year  following the
Plan Year for which
the Excess  Deferral  Amount  was  contributed,  (a) the
amount of the Excess
Deferral  Amount for the Plan Year,  as adjusted to reflect
income,  gain, or
loss  attributable  to it  through  the date the  Excess
Deferral  Amount  is
distributed  to the Member and  reduced by any excess
Elective  Deferrals  as
determined  pursuant to Plan Section 3.1 previously
distributed to the Member
for the  Member's  taxable  year ending  with or within the
Plan Year,  may be
distributed  to the Highly  Compensated  Eligible  Member or
(b) to the extent
provided in  regulations  issued by the  Secretary of the
Treasury,  the Plan
Administrator  may, in its  discretion,  allow each affected
Member to elect,
within two and  one-half  months  after the end of the Plan
Year for which the
Excess Deferral Amount was  contributed,  to treat the
Excess Deferral Amount,
unadjusted for earnings,  gains, and losses,  but as so
reduced,  as an amount
distributed to the Member and then  contributed  as an after-
tax  contribution
by the Member to the Plan  ('recharacterized  amounts').
The income allocable
to such Excess  Deferral  Amount shall be  determined  in a
similar  manner as
described in Plan Section  4.3(a).  The portion of the
Matching  Contributions
on which such Excess  Deferral  Amount was based shall be
forfeited  upon the
distribution  of such Excess  Deferral  Amount.  The Excess
Deferral Amount to
be  distributed  or  recharacterized  shall be  reduced  by
Deferral  Amounts
previously  distributed or recharacterized  for the taxable
year ending in the
same Plan  Year,  and shall also be reduced  by  Deferral
Amounts  previously
distributed  or  recharacterized  for the Plan Year
beginning in such taxable
year.  For all other  purposes  under the Plan  other  than
this  Appendix  A,
recharacterized  amounts shall continue to be treated as
Deferral Amounts.  In
the event the multiple use of limitations  contained in
Sections 2(b) and 5(b)
of this  Appendix,  pursuant  to Treasury  Regulations
Section  1.40(m)-2  as
promulgated   by  the  Secretary  of  the  Treasury,
requires  a  corrective
distribution, such distribution shall be made pursuant to this Section 3, and not Section 6 of Appendix A. The portion of the Matching Contributions on which such Excess Deferral Amount was based shall be forfeited upon the distribution or recharacterization, as the case may be, of such Excess
Deferral Amount.

For purposes of this Section 3, 'Excess Deferral Amount' means, with respect to a Plan Year, the excess of:

            (a) the aggregate amount of Deferral Amounts contributed by a
      Plan Sponsor on behalf of Highly  Compensated
Eligible  Members for the
      Plan Year, over

            (b) the maximum amount of Deferral Amounts permitted under
      Section 2 of this Appendix A for the Plan Year, which shall be determined by reducing the Deferral Amounts contributed on behalf of
      Highly Compensated Eligible Members in order of the amount of Deferral
      Amounts beginning with the greatest of such amounts.

Distribution  of the Excess  Deferral  Amounts for any Plan
Year shall be made
to the Highly  Compensated  Eligible  Members  on the basis
of the  respective
portions  of  the  Excess   Deferral   Amount   attributable
to  each  Highly
Compensated  Eligible  Member.  As to any Highly
Compensated  Employee who is
subject to the family aggregation rules of Subsection (b) of the Plan Section containing the definition of the term 'Highly
Compensated  Employee,'  any
distribution of such Highly Compensated Employee's allocable portion of the
Excess Deferral Amount for a Plan Year shall be allocated among the family members of such Highly Compensated Employee who are combined to determine the actual deferral percentage in proportion to the Deferral Amounts taken into account under this Section 3.


                                  SECTION 4

      The Plan  Administrator  shall have the responsibility
of monitoring the
Plan's  compliance  with the limitations of this Appendix A
and shall have the
power  to  take  all  steps  it  deems  necessary  or
appropriate  to  ensure
compliance,  including,  without  limitation,  restricting
the  amount  which
Highly Compensated  Eligible Members can elect to have
contributed pursuant to
Plan  Section  3.1. Any actions  taken by the Plan
Administrator  pursuant to
this   Section  4  shall  be   pursuant   to   non-
discriminatory   procedures
consistently applied.



                                  SECTION 5

      In addition to any other limitations set forth in the Plan, Matching
Contributions under the Plan and the amount of nondeductible employee contributions under the Plan, for each Plan Year, must each separately satisfy one of the following tests:

            (a)   The  contribution  percentage  for  the
Highly  Compensated
      Eligible  Members  for  the  Plan  Year  must  not
exceed  125%  of the
      contribution   percentage  for  all  other  Eligible
Members  for  the
      preceding Plan Year; or

            (b)   The contribution  percentage for Highly
Compensated Eligible
      Members  for the Plan Year must not exceed the lesser
of (1) 200% of the
      contribution   percentage  for  all  other  Eligible
Members  for  the
      preceding Plan Year, and (2) the contribution percentage for all other
      Eligible Members for the preceding Plan Year plus two (2) percentage points.

Notwithstanding  the  foregoing,   the  Plan  Administrator
may  utilize  any
transition  rule  permitted  by Internal  Revenue  Service
97-2 or  otherwise
regarding the use of current year data for calculating actual contribution percentages.

Notwithstanding  the  foregoing,  for  purposes  of this
Section 5, the terms
Highly  Compensated  Eligible  Member or Eligible Member
shall not include any
Member  who is not  eligible  to  receive a  Matching
Contribution  under the
provisions  of the Plan,  other  than as a result  of the
Member  failing  to
contribute to the Plan or failing to have an Elective
Deferral  contributed to
the Plan on the  Member's  behalf.  In  applying  the  above tests,  the Plan
Administrator  shall comply with any regulations
promulgated by the Secretary
of the Treasury  which  prevent or restrict  the use of the
test  contained in
Section  2(b) of this  Appendix A and the test  contained
in Section  5(b) of
this  Appendix  A.  The  'contribution   percentage'  for
Highly  Compensated
Eligible  Members and for all other Eligible  Members for a
Plan Year shall be
the average of the ratios,  calculated  separately for each
Member,  of (A) to
(B),  where  (A) is,  as the  case  may be,  either  the
amount  of  Matching
Contributions under the Plan (excluding Matching
Contributions which are used
to satisfy  the minimum  required  contributions  to the
Accounts of Eligible
Members who are not Key  Employees  pursuant to Section 1 of
Appendix C to the
Plan) or  nondeductible  employee  contributions  made
under the Plan for the
Eligible  Member for the Plan Year,  and where (B) is the
Annual  Compensation
of the  Eligible  Member  for the Plan Year.  Except to the
extent  limited by
Treasury  Regulation  Section   1.401(m)-1(b)(5)   and  any
other  applicable
regulations promulgated by the Secretary of the Treasury, a Plan Sponsor may elect to treat Qualified Nonelective Contributions and/or Qualified Matching
Contributions as Matching Contributions for purpose of determining the
'contribution percentage.'


                                  SECTION 6

      If either (a) the  Matching  Contributions  and,  if
taken into  account
under Section 5 of this Appendix A, the  Qualified
Nonelective  Contributions
and  Qualified  Matching  Contributions  made on behalf of
Highly  Compensated
Eligible Members or (b) nondeductible  employee
contributions  made by Highly
Compensated   Eligible   Employees  exceed  the  amount
permitted  under  the
`contribution  percentage  test' for any given  Plan  Year,
then,  before the
close of the Plan Year following the Plan Year for which the excess  aggregate
contributions  were made,  the amount of the  excess
aggregate  contributions
attributable  to the Plan for the Plan Year under either
Section 6(a) or 6(b),
or both, as adjusted to reflect any income,  gain or loss
attributable to such
contributions  through  the  date  the  excess  aggregate
contributions  are
distributed,   shall   be   distributed.   The   income
allocable   to  such
contributions shall be determined in a similar manner as described in Plan
Section 4.3. As between the Plan and any other plan or plans maintained by the Plan Sponsor in which excess aggregate contributions for a Plan Year are held, each such plan shall distribute a pro-rata share of each class of contribution based on the respective amounts of a class of contribution made to each plan during the Plan Year. The payment of the excess aggregate contributions shall be made without regard to any other provision in the
Plan. In the event the multiple use of limitations contained in Sections
2(b)  and 5(b) of this  Appendix,  pursuant  to  Treasury
Regulation  Section
1.401(m)-2 as promulgated by the Secretary of the Treasury, requires a corrective distribution, such distribution shall be made pursuant to Section
3 of Appendix A, and not this Section 6.

      For purposes of this Section 6, with respect to any Plan Year, 'excess aggregate contributions' means the excess of:

            (a)   the aggregate  amount of either (i)
Matching  Contributions,
      Qualified    Nonelective    Contributions    and
Qualified    Matching
      Contributions or (ii) nondeductible employee contributions actually made by or on behalf  of Highly  Compensated  Eligible
Members  for the
      Plan Year, over

            (b)   the maximum amount of the contributions
permitted under the
      limitations of Section 5 of this Appendix A, determined by reducing contributions  made on  behalf of Highly  Compensated
Eligible  Members
      beginning with the greatest of such amounts.

Distribution   of   nondeductible    employee
contributions   or   Matching
Contributions  in the amount of the  excess  aggregate
contributions  for any
Plan Year shall be made with  respect to Highly  Compensated
Employees on the
basis  of  the  respective   portions  of  each  class  of
excess   aggregate
contributions  attributable  to each Highly  Compensated
Employee.  As to any
Highly Compensated Employee who is subject to the family aggregation rules of
Subsection (b) of the Plan Section containing the definition of the term
'Highly Compensated Employee,' any distribution of such Highly Compensated
Employee's allocable portion of the excess aggregate contributions for a Plan
Year shall be allocated among the family members of such Highly Compensated
Employee which are combined to determine the contribution percentage in proportion to the contributions taken into account under this Section 6.


                                  SECTION 7

      Except to the extent  limited by rules  promulgated
by the Secretary of
the Treasury,  if a Highly Compensated Eligible Member is a
participant in any
other  plan of the Plan  Sponsor  or any  Affiliate  which
includes  Matching
Contributions,  deferrals  under a cash or  deferred
arrangement  pursuant to
Code  Section   401(k),   or   nondeductible   employee
contributions,   any
contributions  made by or on behalf of the  Member to the
other  plan shall be
allocated with the same class of contributions  under the
Plan for purposes of
determining the 'actual  deferral  percentage' and
'contribution  percentage'
under  the  Plan;  provided,  however,  contributions  that
are made  under an
'employee   stock   ownership  plan'  (within  the  meaning
of  Code  Section
4975(e)(7)) shall not be combined with contributions under any plan which is not an employee stock ownership plan (within the meaning of Code Section
4975(e)(7)).

      Except to the extent limited by rules promulgated by the Secretary of the Treasury, if the Plan and any other plans which include Matching
Contributions, deferrals under a cash or deferred arrangement pursuant to
Code Section 401(k), or nondeductible employee contributions are considered as one plan for purposes of Code Section 401(a)(4) and 410(b)(1), any contributions under the other plans shall be allocated with the same class of contributions under the Plan for purposes of determining the 'contribution percentage' and 'actual deferral percentage' under the Plan; provided, however, contributions that are made under an 'employee stock ownership plan'
(within the meaning of Code Section 4975(e)(7)) shall not be combined with contributions under any plan which is not an employee stock ownership plan
(within the meaning of Code Section 4975(e)(7))."

1.    By adding the  following  language to the end of
Section 4 of Appendix B
      of the Plan:

      "For purposes of applying the  limitations set forth
in this Appendix B,
      the  term  `Plan  Sponsor'  shall  mean a Plan
Sponsor  and  any  other
      corporations   which  are  members  of  the  same
controlled  group  of
      corporations (as described in Section 414(b) of the Code, as modified by Code Section 415(b)) as is a Plan Sponsor, any other trades or businesses (whether or not incorporated) under common control (as described in Code Section 414(c), as modified by Code Section 415(h)
      with a Plan Sponsor, any other corporations, partnerships, or other organizations which are members of an affiliated service group (as described in Section  414(m) of the Code) with a Plan
Sponsor,  and any
      other entity required to be aggregated  with a Plan
Sponsor  pursuant to
      regulations under Code Section 414(o)."

2. By deleting the last sentence of Section 1(b)(1) of Appendix C in its entirety.

3. By substituting the following language for the last sentence of Section
      1(d)(3)(B) of Appendix C of the Plan:

      "The actuarial assumptions utilized in calculating the present value of the accrued benefit for any participant in a defined benefit plan for purposes of this Subsection (b) shall be established by the Plan
      Administrator after consultation with the actuary for the Plan, and shall be reasonable in the aggregate and shall comport with the requirements  set forth by the Internal  Revenue
Service in Q&A T-26 and
      T-27 of Regulation Section 1.416-1; provided that, the accrued benefit for any participant (other than a Key Employee) in a defined benefit plan shall be determined in accordance with Code
Section 416(g)(4)(F)."

4.    By  substituting  the following  language for Section
2(a) of Appendix C
      of the Plan:

            "(a)  Notwithstanding  anything  contained  in
the  Plan  to  the
      contrary,  except  as  otherwise  provided  in
Subsection  (b) of  this
      Section,   in  any  Plan  Year  during  which  the
Plan  is  Top-Heavy,
      allocations of Plan Sponsor contributions for the Plan Year for the
      Account  of each  Member  which  is not a Key
Employee  and who has not
      separated from service with the Plan Sponsor prior to the end of the
      Plan Year shall not be less than three (3) percent of the Member's
      Annual Compensation. The Plan Sponsor shall make such allocations to each Member who is not a Key Employee regardless of whether such Member has declined to make a  contribution  to the Plan.
For purposes of this
      Subsection, an allocation to a Member's Account resulting from any Plan
      Sponsor contribution attributable to a salary reduction or similar arrangement shall not be taken into account."

5. By deleting Section 4 of Appendix C of the Plan in its entirety.

      Except as specifically provided herein, the Plan shall remain in full force and effect as prior to this Third Amendment.

      IN  WITNESS   WHEREOF,   the  parties  hereto  have
caused  this  Third
Amendment to be executed as the day and year first above written.

                                    MORRISON HEALTH CARE,
INC.

                                    By:  /s/ Glenn Davenport

                                    Title:President and
Chief Executive Officer

ATTEST:

By:  /s/John E. Fountain

Title:  Secretary

      [CORPORATE SEAL]










EXHIBIT 10.34


                           STOCK PURCHASE AGREEMENT



      This  Stock  Purchase  Agreement  ("Agreement")  is
made this 9th day of
January,   1998,  by  Morrison  Health  Care,  Inc.,  a
Georgia   corporation
("Buyer"), the Drake Family Revocable Trust, Richard or Dianne Drake Trustees under agreement (the "Trust Agreement") dated September 17, 1991 (the "Drake
Trust"), Richard Drake, an individual resident of the State of Arizona ("R.
Drake"), Dianne Drake, an individual resident of the State of Arizona ("D.
Drake"), and Philippe Michelin, an individual resident of the State of
Arizona  ("Michelin" and,  collectively  with the Drake
Trust, R. Drake and D.
Drake, "Sellers") and Drake Management Services,  Inc., an
Arizona corporation
(the "Company").

                                   RECITALS

      Sellers desire to sell, and Buyer desires to purchase, all of the issued and outstanding shares (the "Shares") of capital stock of the Company, for the consideration and on the terms set forth in this Agreement.

                                   AGREEMENT

      The parties, intending to be legally bound, agree as follows:



                                1. DEFINITIONS

      For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section DEFINITIONS:

      "AAA"-- as defined in Section 11.2(c).

      "Adjustment Amount"-- the principal and interest due on the Promissory
Note on the Closing Date.

      "Affiliate" -- with respect to an individual, any family member, any
Person that is directly or indirectly controlled by such individual or such individual's family members, or any Person with respect to which such individual, or a member of such individual's family, serves as a director, officer, partner, executor, or trustee (or similar capacity, and with respect to any Person other than an individual, any person that controls, in controlled by or under common control with such Person, and each Person that serves as a director, officer, partners, executor or trustee (or similar capacity) of such Person.

      "Agreement"-- as defined in the Preamble.

      "Applicable Contract"-- any Contract (a) under which the Company has or may acquire any rights, (b) under which the Company has or may become subject to any obligation or liability, or (c) by which the Company or any of the assets owned or used by it is or may become bound.

      "Balance Sheet"-- as defined in Section 0.

      "Buyer"-- as defined in the Preamble.

      "Buyer's Closing Documents"-- as defined in Section
4.2.

      "Closing"-- as defined in Section 0.

      "Closing Date"-- the date and time as of which the Closing actually takes place.

      "COBRA Rights" - as defined in Section 3.13(k)

      "Company"-- as defined in the Preamble.

      "Company Plans"-- as defined in Section 3.13(b).

      "Company Qualified Plans"-- as defined in Section
3.13(c).

      "Competing Business"-- as defined in Section 3.25.

      "Contemplated Transactions"-- all of the transactions contemplated by this Agreement, including: (a) the sale of the Shares by Sellers to Buyer;
(b) the execution, delivery, and performance of the Promissory Note, the
Employment Agreements, the Noncompetition Agreements, the Earnout Agreement and the Sellers' Releases; (c) the performance by Buyer and Sellers of their respective covenants and obligations under this Agreement; and (d) Buyer's acquisition and ownership of the Shares and exercise of control over the
Company.

      "Contract"--   any  agreement,   contract,
obligation,   promise,   or
undertaking (whether written or oral and whether express or implied) that is legally binding.

      "Copyrights"-- as defined in Section 3.22(a)(ii).

      "CPR" - as defined in Section 11.2(b).

      "D. Drake"-- as defined in the Preamble.

      "Damages"-- as defined in Section 0.

      "Disclosure Letter"-- the disclosure letter delivered by Sellers to
Buyer concurrently with the execution and delivery of this Agreement.

      "Dispute" -- as defined in Section 11.1.

      "Drake Trust" - as defined in the Preamble.

      "Efron Assignment" - assignment of a limited partnership interest in
Efron Apartment Investors, an Indiana limited partnership, as payment for a debt to the Company.

      "Earnout Agreement" -- as defined in Section
2.4(a)(vii).

      "Employment Agreements"-- as defined in Section (iii) employment agreements in the form of Exhibit 2.4(a)(iii), executed by R. Drake and
Michelin (collectively, the "Employment Agreements");.

      "Employees" -- as defined in Section 3.13(b).

      "Encumbrance"--   any  charge,   claim,   community
property  interest,
condition, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

      "Environment"-- soil, land surface or subsurface
strata,  surface waters
(including navigable waters, ocean waters,  streams,  ponds, drainage basins,
and wetlands), groundwaters,  drinking water supply, stream
sediments, ambient
air   (including   indoor  air),   plant  and  animal  life,
and  any  other
environmental medium or natural resource.

      "Environmental,  Health, and Safety  Liabilities"--
any cost,  damages,
expense, liability,  obligation, or other responsibility
arising from or under
Environmental  Law or  Occupational  Safety and Health  Law
including  fines,
penalties,  financial  responsibility  for cleanup costs,
corrective  action,
removal,  remedial  actions and response  actions,  and any
other  compliance,
corrective,   investigative   or   remedial   measures
required   under  any
Environmental   Law  or   Occupational   Safety  and  Health
Law.  The  terms
"removal,"  "remedial," and "response action," include the
types of activities
covered   by  the  United   States   Comprehensive
Environmental   Response,
Compensation,  and  Liability  Act,  42  U.S.C.   9601  et
seq.,  as  amended
("CERCLA").

      "Environmental Law"-- any Legal Requirement that requires or relates to releases of pollutants or hazardous substances or materials, violations of discharge limits, or other prohibitions that relate to the Environment.

      "ERISA"--  the Employee  Retirement  Income  Security
Act of 1974 or any
successor law, and regulations and rules issued pursuant to that Act or any successor law.

      "Facilities"--  any  real  property,   leaseholds,  or
other  interests
currently or formerly owned or operated by the Company and any buildings, plants, structures, or equipment (including motor vehicles) currently or formerly owned or operated by the Company.

      "Governmental Authorization"-- any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any Governmental
Body or pursuant to
any Legal Requirement.

      "Governmental Body"-- any federal, state, local, municipal, foreign, or other government; or governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, official, or entity and any court or other tribunal);

      "Hazardous Materials"-- any waste or other substance that is listed, defined, designated, or classified as, or otherwise determined to be, hazardous, radioactive, or toxic or a pollutant or a contaminant under or pursuant to any Environmental Law, including any admixture or solution thereof, and specifically including petroleum and all derivatives thereof or synthetic substitutes therefor and asbestos or asbestos-containing materials.

      "Indemnified Persons" -- as defined in Section 10.2.

      "Initial Purchase Price"-- as defined in Section 2.2.

      "Intellectual Property Assets" -- as defined in
Section 3.22
Intellectual Property..

      "Interim Balance Sheet"-- as defined in Section 3.4
Financial
Statements.Sellers  have delivered to Buyer:  (a) unaudited
balance sheets of
the Company as at December 31 in each of the years 1995 and 1996, and the related unaudited statements of income, changes in stockholders'equity, and cash flow for each of the fiscal years then ended, (b) an unaudited balance sheet of the Company as at September 30, 1997 (including the notes thereto, the "Balance Sheet"), and the related statements of income, changes in stockholders'equity, and cash flow for the fiscal year then ended, and (c) an unaudited balance sheet of the Company as at September 30, 1997 (the "Interim
Balance Sheet") and the related unaudited statements of income, changes in stockholders'equity, and cash flow for the nine (9) months then ended. Such financial statements and notes fairly present the financial condition and the results of operations, changes in stockholders'equity, and cash flow of the
Company as at the respective dates of and for the periods referred to in such financial statements, all in accordance with TBA, subject, in the case of interim financial statements, to normal recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be materially adverse); the financial statements referred to in this Section Error! Not a valid bookmark self-reference. reflect the consistent application of TBA accounting principles throughout the periods involved..

      "IRC"-- the Internal Revenue Code of 1986 or any successor law, and regulations issued by the IRS pursuant to the Internal
Revenue Code or any
successor law.

      "IRS"-- the United States Internal Revenue Service or any successor agency, and, to the extent relevant, the United States
Department  of the
Treasury.

      "Knowledge"-- an individual will be deemed to have "Knowledge" of a particular fact or other matter if: (a) such individual is actually aware of such fact or other matter; or (b) a prudent individual could be expected to discover or otherwise become aware of such fact or other matter in the course of conducting a reasonable investigation concerning the existence of such fact or other matter. A Person (other than an individual) will be deemed to have "Knowledge" of a particular fact or other matter if any individual who is serving, or who has at any time served, as a director, officer, partner, executor, or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter.

      "Legal Requirement"-- any federal, state, local, municipal, foreign, international, multinational, or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty.

      "Marks"-- as defined in Section 3.22(a)(i).

      "Mediation Request"-- as defined in Section 11.2(b).

      "Michelin"-- as defined in the Preamble.

      "Noncompetition Agreements"-- as defined in Section
(iv)
noncompetition  agreements in the form of Exhibit
2.4(a)(iv),  executed by R.
Drake and Michelin (collectively, the "Noncompetition
Agreements"); .

      "Occupational  Safety and Health Law"-- any Legal
Requirement  designed
to provide safe and healthful  working  conditions and to
reduce  occupational
safety and health hazards,  and any program,  whether
governmental or private
(including  those  promulgated  or  sponsored  by  industry
associations  and
insurance   companies),   designed  to  provide  safe  and
healthful  working
conditions.

      "Order"-- any award, decision, injunction, judgment, order, ruling, subpoena, or verdict entered, issued, made, or rendered by any court, administrative agency, or other Governmental Body or by any arbitrator.

      "Ordinary Course of Business"-- an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if such action is consistent with the past practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person.

      "Organizational    Documents"--   the   articles   or
certificate   of
incorporation and the bylaws of a corporation and any amendment to any of the foregoing.

      "Person"--  any  individual,   corporation
(including  any  non-profit
corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.

      "Proceeding"-- any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

      "Promissory Note"-- as defined in Section 6.2.

      "R. Drake"-- as defined in the Preamble.



      "Release"-- any spilling, leaking, emitting, discharging, depositing, escaping, leaching, dumping, or other releasing into the Environment, whether intentional or unintentional.

      "Representative"--  with respect to a particular
Person,  any director,
officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors.

      "Sellers"-- as defined in the Preamble.

      "Sellers' Closing Documents"-- as defined in Section
3.2(a).

      "Sellers' Releases"-- as defined in Section 2.4
Closing   Obligations.At
the Closing:.

      "Shares"-- as defined in the Preamble.

      "Tax"-- all tax (including income tax, capital gains tax, value added tax, sales tax, property tax, gift tax or estate tax), levy, assessment, tariff, duty, deficiency or other fee and any related charge or amount
(including fine, penalty and interest) imposed, assessed or collected by or under the authority of any Governmental Body.

      "Tax Return"-- any return  (including any information
return),  report,
statement,  schedule,  notice,  form, or other document or
information  filed
with or  submitted  to, or  required  to be filed  with or
submitted  to, any
Governmental   Body  in  connection   with  the
determination,   assessment,
collection, or payment of any Tax or in connection with the administration, implementation, or enforcement of or compliance with any Legal Requirement relating to any Tax.

      "TBA" -- tax basis of accounting required for the preparation of
Federal Tax Returns, applied on a basis consistent with the basis on which the Balance Sheet and the other financial statements referred to in Section
3.4 hereof were prepared.

      "Threatened"-- a claim, Proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), or if any other event has occurred or any other circumstances exist, that would lead a prudent Person to conclude that such a claim,
Proceeding, dispute, action, or other matter is likely to be asserted, commenced, taken, or otherwise pursued in the future.

      "Trade Secrets" -- as defined in Section 3.22(a)(iii).

      "Trust Agreement" -- as defined in the Preamble.



                   2. SALE AND TRANSFER OF SHARES; CLOSING

      2.1 Shares. Subject to the terms and conditions of this Agreement, at the Closing, Sellers will sell and transfer the Shares to Buyer, and Buyer will purchase the Shares from Sellers free and clear of any and all
Encumbrances.

      2.2 Purchase Price. The purchase price for the Shares will be
(i) $5,000,000  minus the  Adjustment  Amount (the "Initial
Purchase  Price")
plus (ii) any and all amounts payable to Sellers under the Earnout Agreement.



      2.3   Closing.  The  purchase and sale (the
"Closing")  provided for in
this Agreement will take place at the offices of Powell, Goldstein, Frazer &
Murphy LLP, Sixteenth Floor, 191 Peachtree St., N.E., Atlanta, Georgia, 30303 at 10:00 a.m. (local time) on January [5], 1998 or at such other time and place as the parties may agree. Subject to the provisions of
Article 9.
TERMINATION, failure to consummate the purchase and sale provided for in this
Agreement on the date and time and at the place determined pursuant to this
Section Error! Not a valid bookmark self-reference. will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement.

      2.4   Closing Obligations.  At the Closing:

            (a)   Sellers will deliver to Buyer:

                  (i)   certificates  representing  the
Shares  accompanied by
            duly executed stock powers;

                  (ii)  releases  in the form of Exhibit
2.4(a)(ii)  executed
            by D. Drake,  R. Drake and Michelin
(collectively,  the "Sellers'
            Releases");

                  (iii) employment   agreements   in  the
form  of   Exhibit
            2.4(a)(iii),  executed by R. Drake and Michelin
(collectively, the
            "Employment Agreements");

                  (iv)  noncompetition  agreements  in  the
form  of  Exhibit
            2.4(a)(iv),  executed by R. Drake and Michelin
(collectively,  the
            "Noncompetition Agreements");

                  (v)   resignations  from all current
officers and directors
            of the Company other than R. Drake who shall remain President of the Company and Michelin  who shall  remain Vice
President of the
            Company;

                  (vi)  a  certificate  executed by Sellers
to the effect that
            (A) each of Sellers' representations and warranties in this
            Agreement was accurate in all respects as of the date of this
            Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date; and (B) each of the covenants and agreements of Sellers to be performed prior to the Closing Date has been duly performed or complied with by the Seller;

                  (vii) a certificate from the Secretary of the Company
            attaching  and  certifying  to  (a) the
Company's  Organizational
            Documents and (b) resolutions of the board of directors of the
            Company approving the Contemplated Transactions;

                  (viii)      the  earnout  agreement  in
the form of  Exhibit
            2.4(a)(vii), execute by Sellers (the "Earnout
Agreement"); and

                  (ix)  the documents  contemplated by
Section 7.3 hereof.

            (b)   Buyer will deliver to Sellers:

                  (i)   the Initial  Purchase Price by bank
cashier's check or
            by wire transfer to the accounts specified by Sellers, to be allocated among the Sellers pursuant to the allocation schedule set forth on Part 2.4 of the Disclosure Letter;

                  (ii)  a  certificate  executed by Buyer to
the effect  that,
            (A)  each  of  Buyer's  representations  and
warranties  in  this
            Agreement was accurate in all respects as of the date of this
            Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date; and (B) each of the covenants and agreements of Buyer to be performed prior to the Closing Date has been duly performed and complied with by Buyer;

                  (iii) a certificate from the Secretary of Buyer attaching
            and  certifying to (a) the  Buyer's
Organizational  Documents and
            (b) resolutions of the board of directors of Buyer authorizing the Contemplated Transactions;

                  (iv)  the  Employment  Agreements,
executed  by the Company
            and Buyer;

                  (v)   the Noncompetition Agreements,
executed by Buyer;

                  (vi)  the Earnout Agreement, executed by
Buyer; and

                  (vii) the documents contemplated by
Section 8.3 hereof.



                 3. REPRESENTATIONS AND WARRANTIES OF
SELLERS

      Sellers, jointly and severally, represent and warrant to Buyer as follows:

      3.1   Organization and Good Standing.

            (a)   Part 3.1 of the  Disclosure  Letter
contains a complete and
accurate list of the Company's name, its jurisdiction of
incorporation,  other
jurisdictions   in  which  it  is   authorized   to  do
business,   and  its
capitalization (including the identity of each stockholder of the Company and the number of shares held by each). The Company is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under Applicable Contracts. The Company is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned or used by it, or the nature of the activities conducted by it, requires such qualification. The Drake Trust is a trust duly organized and validly existing under the laws of the state in which it was formed.

            (b)   Sellers   have    delivered   to   Buyer
copies   of   the
Organizational  Documents of the Company and the Trust
Agreement, as currently
in effect.

            (c) The Company has no subsidiaries and no ownership interest in any Person, except as may be deemed to exist as a result of the Efron
Assignment.

      3.2   Authority; No Conflict.

            (a) The Agreement constitutes the legal, valid and binding obligation of the Company and the Sellers, enforceable against the Company and Sellers in accordance with its terms, and upon the execution and delivery by Sellers of the Employment Agreements, the Sellers'
Releases,  the Earnout
Agreement,  the  Promissory  Note and the  Noncompetition
Agreements to which
each such Seller is a party (collectively,  the "Sellers'
Closing Documents"),
Sellers' Closing Documents will constitute the legal, valid, and binding obligations of each Seller party thereto and the Company, enforceable against such Seller and/or the Company in accordance with their respective terms.
Sellers and the Company have the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and the
Sellers' Closing Documents to which it is party and to perform their obligations under this Agreement and the Sellers' Closing
Documents.

            (b)   Except as set forth in  Part 3.2 of the
Disclosure  Letter,
neither the execution and delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):

                  (i)   contravene,  conflict  with,  or
result in a violation
            of  (A) any  provision  of  the  Organizational
Documents  of the
            Company or the Trust Agreement, or (B) any resolution adopted by the board of directors or the stockholders of the Company;

                  (ii)  in any material  respect,
contravene,  conflict with,
            or result in a violation of, or give any Governmental Body or other Person the right to challenge any of the Contemplated
            Transactions or to exercise any remedy or obtain any relief under, any Legal Requirement or any Order to which the Company or any Seller, or any of the assets owned or used by the Company, may be subject;

                  (iii) in any material  respect,
contravene,  conflict with,
            or result in a violation of any of the terms or
requirements  of,
            or give any  Governmental  Body the  right  to
revoke,  withdraw,
            suspend,   cancel,   terminate,   or  modify,
any   Governmental
            Authorization that is held by the Company or that otherwise relates to the business of, or any of the assets owned or used by, the Company;

                  (iv)  cause  Buyer or the  Company to
become  subject to, or
            to become liable for the payment of, any Tax except as the
            Company or Buyer would otherwise be subject to in the Ordinary
            Course of Business;

                  (v)   in any  material  respect,  cause
any  of the  assets
            owned the Company to be reassessed or revalued by any taxing authority or other Governmental Body;

                  (vi)  in any material  respect,
contravene,  conflict with,
            or result in a violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable
Contract; or

                  (vii) in any material respect, result in the imposition or creation of any Encumbrance upon or with respect to any of the assets owned or used by the Company.

      Except as set forth in Part 3.2 of the Disclosure Letter, no Seller nor the Company is or will be required to give any notice to or obtain any consent from any Person in connection with the execution and delivery of this
Agreement or the consummation or performance of any of the Contemplated
Transactions.

      3.3   Capitalization.  The authorized  equity
securities of the Company
consist of 1,000,000  shares of common  stock,  par value
$1.00 per share,  of
which 3,157  shares are issued and  outstanding,  and
100,000  shares of eight
percent (8%)  convertible,  cumulative  preferred stock, par value $100.00 per
share,  none  of  which  is  issued  and  outstanding,   and
all  issued  and
outstanding  shares as set forth above constitute the
Shares.  Sellers are and
will be on the Closing  Date the record and  beneficial
owners and holders of
the Shares,  free and clear of all  Encumbrances,  in the
amounts set forth on
Part  3.3 of the  Disclosure  Letter.  No  legend  or other
reference  to any
purported   Encumbrance   appears  or  will   appear   upon
any   certificate
representing  the Shares  except as otherwise set forth in
Section 4.3. All of
the Shares have been duly authorized and validly issued and are fully paid and nonassessable. There are no Contracts relating to the issuance, sale, or transfer of the Shares or other securities of the Company. None of the outstanding equity securities or other securities of the Company was issued in violation of the Securities Act or any other Legal Requirement. The
Company does not own, or have any Contract to acquire, any equity securities or other securities of any Person or any direct or indirect equity or ownership interest in any other business.

      3.4   Financial   Statements.   Sellers   have
delivered   to   Buyer:
(a) unaudited  balance  sheets of the Company as at
December 31 in each of the
years 1995 and 1996, and the related unaudited  statements
of income,  changes
in  stockholders'  equity,  and cash flow for each of the
fiscal  years  then
ended, (b) an unaudited balance sheet of the Company as at
September 30,  1997
(including  the  notes  thereto,   the  "Balance  Sheet"),
and  the  related
statements of income,  changes in stockholders'  equity, and cash flow for the
fiscal year then ended, and (c) an  unaudited  balance sheet of the Company as
at September 30,  1997 (the "Interim Balance Sheet") and the
related unaudited
statements of income,  changes in stockholders'  equity, and cash flow for the
nine (9)  months  then  ended.  Such  financial  statements
and notes  fairly
present the  financial  condition  and the results of
operations,  changes in
stockholders'  equity, and cash flow of the Company as at
the respective dates
of and for  the  periods  referred  to in such  financial
statements,  all in
accordance with TBA, subject, in the case of interim
financial statements,  to
normal  recurring  year-end   adjustments  (the  effect  of
which  will  not,
individually  or in the  aggregate,  be  materially
adverse);  the  financial
statements   referred  to  in  this  Section  Error!   Not
a  valid  bookmark
self-reference.   reflect  the   consistent   application
of  TBA  accounting
principles throughout the periods involved. Each of the supporting documents listed on Part 3.4 of the Disclosure Letter is true and correct in all material respects.

      3.5 Books and Records. The books of account, minute books, stock record books, and other records of the Company, all of which have been made available to Buyer, are complete and correct and have been maintained in accordance with sound business practices, including the maintenance of an adequate system of internal controls for a company the size of the Company with the number of employees as the Company has. The minute books of the
Company contains accurate and complete records of all meetings held of, and corporate action taken by, the stockholders, the Boards of Directors, and committees of the Boards of Directors of the Company. At the Closing, all of those books and records will be in the possession of the Company.

      3.6 Title to Properties; Encumbrances. Part 3.6 of the Disclosure
Letter contains a complete and accurate list of all leaseholds or other interests therein owned by the Company. Sellers have delivered or made available to Buyer copies of the deeds and other instruments (as recorded) by which the Company acquired such real property and interests, and copies of all title insurance policies, opinions, abstracts, and surveys in the possession of Sellers or the Company and relating to such property or interests. The Company owns all the properties and assets (whether real, personal, or mixed and whether tangible or intangible) that they purport to own located in the facilities owned or operated by the Company or reflected as owned in the books and records of the Company, including all of the properties and assets reflected in the Interim Balance Sheet (except for assets held under capitalized leases disclosed or not required to be disclosed in Part 3.6 of the Disclosure Letter and personal property sold since the date of the Interim Balance Sheet in the Ordinary Course of
Business), and all of the properties and assets purchased or otherwise acquired by the Company since the date of the Interim Balance Sheet (except for personal property acquired and sold since the date of the Balance Sheet in the Ordinary Course of Business and consistent with past practice). All properties and assets reflected in the Balance Sheet and the Interim Balance
Sheet are free and clear of all Encumbrances except
(a) mortgages or security
interests shown on the Balance Sheet or the Interim Balance Sheet as securing specified liabilities or obligations, with respect to which no default (or event that, with notice or lapse of time or both, would constitute a default) exists, (b) mortgages or security interests incurred in connection with the purchase of property or assets after the date of the Interim Balance Sheet
(such mortgages and security interests being limited to the property or assets so acquired), with respect to which no default (or event that, with notice or lapse of time or both, would constitute a default) exists, and
(c) liens for current taxes not yet due. The Company does not currently own, and has never owned, any real property.

      3.7   Condition and  Sufficiency  of Assets.  In all
material  respects,
the  buildings,  structures,  and  equipment  of the Company are  structurally
sound,  are in good operating  condition and repair,  and
are adequate for the
uses to which they are being put, and none of such
buildings,  structures,  or
equipment is in need of maintenance  or repairs  except for
ordinary,  routine
maintenance  and  repairs  that  are not  material  in
nature  or  cost.  The
building,  structures,  and  equipment of the Company are
sufficient  for the
continued   conduct  of  the  Company's   businesses   after
the  Closing  in
substantially the same manner as conducted prior to the Closing.

      3.8 Accounts Receivable. All accounts receivable of the Company that are reflected on the Interim Balance Sheet or on the accounting records of the Company as of the Closing Date (collectively, the "Accounts Receivable") represent or will represent valid obligations arising from sales actually made or services actually performed in the Ordinary Course of Business.
Unless paid prior to the Closing Date, the Accounts Receivable are or will be as of the Closing Date current and, to the Company's and the Seller's
Knowledge, collectible (other than those accounts in bankruptcy which are set forth on Part 3.8 of the Disclosure Letter). There is no contest, claim, or right of set-off under any Contract with any obligor of an Accounts
Receivable relating to the amount or validity of such Accounts Receivable.
Part 3.8 of the Disclosure Letter contains a complete and accurate list of all Accounts Receivable as of the date of the Interim Balance Sheet, which list sets forth the aging of such Accounts Receivable.

      3.9   Inventory.   All   inventory  of  the  Company,
whether  or  not
reflected in the Balance Sheet or the Interim Balance Sheet, consists of a quality and quantity usable and salable in the Ordinary Course of Business, except for obsolete items and items of below-standard quality, all of which have been written off or written down to net realizable value in the Balance
Sheet or the Interim Balance Sheet or on the accounting records of the
Company as of the Closing Date, as the case may be. All inventories not written off have been priced at cost on a first in, first out basis.

The   quantities   of  each  item  of  inventory   (whether
raw   materials,
work-in-process, or finished goods) are not excessive, but are reasonable in the present circumstances of the Company.

      3.10  No  Undisclosed  Liabilities.  Except as set
forth in Part 3.10 of
the Disclosure Letter, the Company has no material
liabilities or obligations
of any  nature  (whether  known or  unknown  and  whether
absolute,  accrued,
contingent,  or otherwise) except for liabilities or
obligations  reflected or
reserved   against  in  the  Balance  Sheet  or  the
Interim  Balance  Sheet,
liabilities associated with the Promissory Note and current liabilities incurred in the Ordinary Course of Business since the date of the Interim
Balance Sheet and the  respective dates thereof.

      3.11  Taxes.

            (a) The Company has filed or caused to be filed, on a timely basis, all Tax Returns that are or were required to be filed by or with respect to it, either separately or as a member of a group of corporations, pursuant to applicable Legal Requirements. Sellers have delivered to Buyer copies of, and Part 3.11 of the Disclosure Letter contains a complete and accurate list of, all such Tax Returns filed for 1994, 1995 and 1996. The
Company has paid, or made provision for the payment of, all Taxes that have or may have become due pursuant to those Tax Returns or otherwise, or pursuant to any assessment received by Sellers or the Company, except such
Taxes, if any, as are listed in Part 3.11 of the Disclosure Letter and are being contested in good faith and as to which adequate reserves, if any
(determined in accordance with TBA) have been provided in the Balance Sheet and the Interim Balance Sheet.

            (b)   Except as described in Part 3.11 of the
Disclosure  Letter,
no Seller nor the Company has given or been requested to give waivers or extensions (or is or would be subject to a waiver or extension given by any other Person) of any statute of limitations relating to the payment of Taxes of the Company or for which the Company may be liable.

            (c)   The charges,  accruals,  and reserves
with respect to Taxes
on the respective books of the Company are adequate
(determined in accordance
with TBA). There exists no proposed tax assessment against the Company except as disclosed in the Balance Sheet or in Part 3.11 of the Disclosure
Letter.  No consent to the  application  of
Section 341(f)(2)  of the IRC has
been filed with respect to any property or assets held, acquired, or to be acquired by the Company. All Taxes that the Company is or was required by
Legal Requirements to withhold or collect have been duly withheld or collected and, to the extent required, have been paid to the proper
Governmental Body or other Person.

            (d) All Tax Returns filed by (or that include on a consolidated basis) the Company are true, correct, and complete in all material respects.
There is no tax sharing agreement that will require any payment by the
Company after the date of this Agreement.

      3.12 No Material Adverse Change. Since the date of the Balance Sheet, there has not been any material adverse change in the business, operations, properties, prospects, assets, or condition of the Company, and no event has occurred or circumstance exists that may result in such a material adverse change.

      3.13  Employee Benefits

            (a) Except as disclosed on Part 3.13 of the Disclosure Letter, no other corporation, trade, business, or other entity, other than the
Company, together with the Company would now or in the past constitute a single employer within the meaning of Section 414 of the IRC. The Company and any other entities that now or in the past constitute a single employer within the meaning of IRC Section 414 are hereinafter collectively referred to as the "Company Group."

            (b)   Part 3.13(b) of the  Disclosure  Letter
contains a true and
complete list of all the following agreements or plans which are presently in effect or which have previously been in effect and which cover employees of any member of the Company Group ("Employees"), and indicating, with respect to each, the plans for which the Company maintains or contributes to on behalf of their employees:

                  (i)   Any  employee  benefit plan as
defined in Section 3(3)
            of  ERISA  and  any  trust  or  other   funding
agency   created
            thereunder, or under which any member of the Company Group, with respect to Employees, has any outstanding, present, or future obligation or liability, or under which any Employee or former
            Employee has any present or future right to benefits which are covered by ERISA; or

                  (ii)  Any  other  pension,   profit
sharing,   retirement,
            deferred compensation, stock purchase, stock option, incentive, bonus, vacation, severance, disability,
hospitalization,  medical,
            life insurance or other employee benefit plan, program, policy, or arrangement, whether written or unwritten, formal or informal, which any member of the Company  Group
maintains  or to which any
            member  of the  Company  Group  has any
outstanding,  present  or
            future obligations to contribute or make payments under, whether voluntary, contingent or otherwise.

            The  plans,  programs,  policies,  or
arrangements  described  in
subparagraph (i) or (ii) above are hereinafter collectively referred to as the "Company Plans." Sellers have delivered to Buyer true and complete copies of all written plan documents and contracts evidencing the Company
Plans, as they may have been amended to the date hereof, together with (A) all documents, including without limitation, Forms
5500,  relating to any
Company Plans required to have been filed prior to the date hereof with governmental authorities for each of the three most recently completed plan years; (B) attorney's response to any auditor's request for information for each of the three most recently completed plan years;
and  (C) financial
statements and actuarial reports,  if any, for each Company
Plan for the three
most recently completed plan years.

            (c)   Except as to those plans  identified  on
Part 3.13(c) of the
Disclosure  Letter as  tax-qualified  Company  Plans (the
"Company  Qualified
Plans"),  no member of the Company Group maintains or
previously  maintained a
Company  Plan which  meets or was  intended  to meet the
requirements  of IRC
Section  401(a).  Except  as set  forth  on  Part  3.13(c)
of the  Disclosure
Letter, the IRS has issued favorable  determination letters
to the effect that
each Company  Qualified Plan  qualifies  under IRC Section
401(a) and that any
related  trust is exempt  from  taxation  under IRC Section
501(a),  and such
determination  letters  remain in effect and have not been
revoked or, in the
alternative,  the members of the Company  Group  currently
maintain  only one
Company  Qualified Plan and such Company Qualified Plan is a standardized form
plan,  within the  meaning of  Revenue  Procedure  97-6,
Section  8.05,  with
respect to which the IRS has issued a favorable
determination letter and such
determination  letter  remains in effect and has not been
revoked.  Copies of
the most recent  determination  letters  and any
outstanding  requests  for a
determination  letter with  respect to each Company
Qualified  Plan have been
delivered to Buyer.  Except as  disclosed  on Part  3.13(c)
of the  Disclosure
Letter,  no Company Qualified Plan has been amended since
the issuance of each
respective   determination  letter.  The  Company  Qualified
Plans  currently
comply in form with the requirements under IRC Section 401(a), other than changes required by statutes, regulations and rulings for which amendments are not yet required. To the Knowledge of Sellers and the Company, no issue concerning qualification of the Company Qualified Plans is pending before or is threatened by the IRS. To the Knowledge of Sellers and the Company, the according to their terms
(except for those terms which are inconsistent with the changes required by statutes, regulations, and rulings for which changes are not yet required to be made, in which case the Company Qualified Plans have been administered in accordance with the provisions of those statutes, regulations and rulings) and in accordance with the requirements of IRC Section 401(a). No member of the Company Group or any fiduciary of any Company Qualified Plan has done anything that would adversely affect the qualified status of the Company
Qualified Plans or the related trusts. Any Company Qualified Plan which is required to satisfy IRC Section 401(k)(3) and 401(m)(2) has been tested for compliance with, and has satisfied the requirements of, IRC
Section  401(k)(3)
and 401(m)(2) for each plan year ending prior to the Closing
Date.

            (d)   Each member of the Company Group is in
compliance  with the
requirements  prescribed by any and all statutes,  orders,
governmental rules
and  regulations   applicable  to  the  Company  Plans  and
all  reports  and
disclosures relating to the Company Plans required to be filed with or furnished to any governmental entity, participants or beneficiaries prior to the Closing Date have been or will be filed or furnished in a timely manner and in accordance with applicable law.

            (e)   Except  as  expressly  identified  on
Part  3.13(e)  of the
Disclosure Letter, no termination or partial termination of any Company
Qualified Plan has occurred nor has a notice of intent to terminate any
Company Qualified Plan been issued by a member of the Company Group.

            (f) No member of the Company Group maintains or has maintained an "employee benefit pension plan" within the meaning of ERISA Section 3(2) that is or was subject to Title IV of ERISA.

            (g)   Except as listed in Part 3.13(g) of the
Disclosure  Letter,
any Company Plan can be terminated on or prior to the Closing Date without liability to any member of the Company Group or Buyer, including without limitation, any additional contributions, penalties, premiums, fees or any other charges as a result of the termination, except to the extent of funds set aside for such purpose or reflected as reserved for such purpose on the
Balance Sheet.

            (h) Each member of the Company Group has made full and timely payment of, or has accrued pending full and timely payment, all amounts which are required under the terms of each of the Company Plans and in accordance with applicable laws to be paid as a contribution to each Company Plan and no excise taxes are assessable as a result of any non-deductible or other contributions made or not made to a Company Plan. The assets of all Company
Plans which are required under applicable laws to be held in trust are in fact held in trust and the assets of each Company Plan equal or exceed the liabilities of each such Company Plan. The assets of each Company Plan are reported at their fair market value on the books and records of each plan.

            (i) No member of the Company Group has any past, present or future obligation or liability to contribute or has contributed to any multiemployer plan as defined in ERISA Section 3(37).

            (j)   No member of the Company  Group nor any
other  "disqualified
person"  or "party in  interest"  (as  defined in IRC
Section  4975 and ERISA
Section 3(14),  respectively)  with respect to the Company
Plans,  has engaged
in any  "prohibited  transaction"  (as  defined in IRC
Section  4975 or ERISA
Section 406). All members of the Company Group and all "fiduciaries" (as defined in ERISA Section 3(21)) with respect to the Company
Plans,  including
any members of the Company Group which are fiduciaries as to a Company Plan, have complied in all respects with the requirements of ERISA Section 404. No member of the Company Group and no party in interest or disqualified person with respect to the Company Plans has taken or omitted any action which could lead to the imposition of an excise tax under the IRC or a fine under ERISA.

            (k) Each member of the Company Group has complied with the continuation coverage requirements of Section 1001 of the Consolidated
Omnibus Budget  Reconciliation Act of 1985, as amended, and
ERISA Sections 601
through 608 (collectively, "COBRA Rights") and with the portability, access and renewability provisions of Subtitle K, Chapter 100 of the IRC and Section
701 et. seq. of ERISA.

            (l) Except as disclosed on Part 3.13(l) of the Disclosure
Letter, no member of the Company Group has made or is obligated to make any nondeductible contributions to any Company Plan.

            (m) Except as set forth in Part 3.13(m) of the Disclosure
Letter, no member of the Company Group is obligated, continently or otherwise, under any agreement to pay any amount which would be treated as a
"parachute payment," as defined in IRC Section 280G(b) (determined without regard to IRC Section 280G(b)(2)(A)(ii)).

            (n)   Other than routine claims for benefits,
to the Knowledge of
Sellers and the Company, there are no actions, audits, investigations, suits or claims pending, or threatened against any Company Plan, any trust or other funding agency created thereunder, or against any fiduciary of any Company
Plan or against the assets of any Company Plan.

            (o)   The  consummation of the  transactions
contemplated  hereby
will not accelerate or increase any liability under any Company Plan because of an acceleration or increase of any of the rights or benefits to which
Employees may be entitled thereunder.

            (p) No member of the Company Group has any obligation to any retired or former employee or any current employee of the Company upon retirement or termination of employment under any Company
Plan,  other than
COBRA Rights.

            (q) Except as set forth in Part 3.13(q) of the Disclosure
Letter or otherwise provided in this Agreement, since the last date through which the Interim Balance Sheet reflects financial information, no member of the Company Group has (i) increased the rate of compensation payable or to become payable to any of the employees of the Company, other than in the normal course of business and consistent with past practice; (ii) has not made any commitment and has not incurred any liability to any labor union;
(iii) has not paid or agreed to pay any bonuses or severance pay; (iv) has not increased any benefits or rights under any Company Plan; and (v) has not adopted any new plan, program, policy or arrangement, which if it existed as of the Closing Date, would constitute a Company Plan.

      3.14  Compliance with Legal Requirements; Governmental
Authorizations.

            (a)   Except as set forth in Part 3.14 of the
Disclosure Letter:

                  (i)   the Company  is, and at all times
since  September 30,
            1997 has been, in full compliance in all material respects with each Legal  Requirement  that is or was
applicable to it or to the
            conduct or operation of its business or the ownership or use of any of its assets;

                  (ii)  no event has  occurred  or
circumstance  exists  that
            (with or without notice or lapse of time) (A) may constitute or result in a material violation by the Company of, or a material failure on the part of the Company to comply with, any Legal
            Requirement, or (B) may give rise to any obligation on the part of the Company to undertake, or to bear all or any portion of the cost of, any remedial action of any nature; and

                  (iii) the  Company  has  not  received,
at any  time  since
            September 30,  1997,  any notice or other
communication  (whether
            oral or written)  from any  Governmental  Body
or any other Person
            regarding  (A)  any  actual,   alleged,
possible,  or  potential
            violation of, or failure to comply with, any Legal Requirement,
            (B) any actual, alleged, possible, or potential obligation on the part of the Company to undertake, or to bear all or any portion of the cost of, any remedial action of any nature, or (C) either to revoke, withdraw or suspend any license to operate the Company or any of its assets, or to terminate or decertify or exclude from any participation of the Company in Medicare, Medicaid,
            CHAMPUS or other governmental health care programs.

            (b)   Part 3.14 of the Disclosure  Letter
contains a complete and
accurate list of each Governmental Authorization that is held by the Company or that otherwise relates to the business of, or to any of the assets owned or used by, the Company. Each Governmental Authorization listed or required to be listed in Part 3.14 of the Disclosure Letter is valid and in full force and effect. Except as set forth in Part 3.14 of the Disclosure Letter:

                  (i)   the  Company  is,  and at all times
since  January 1,
            1994 has been, in full  compliance  in all
material  respects with
            all  of  the  terms   and   requirements   of
each   Governmental
            Authorization identified or required to be identified in Part
            3.14 of the Disclosure Letter;

                  (ii)  no event has occurred or
circumstance  exists that may
            (with or  without  notice  or lapse of  time)
(A)  constitute  or
            result  directly or  indirectly  in a material
violation  of or a
            material  failure to comply  with any term or
requirement  of any
            Governmental  Authorization  listed  or
required  to be listed in
            Part 3.14 of the  Disclosure  Letter,  or (B)
result  directly  or
            indirectly   in   the    revocation,
withdrawal,    suspension,
            cancellation, or termination of, or any
modification to,

            any Governmental Authorization listed or required to be listed in
            Part 3.14 of the Disclosure Letter;

                  (iii) the  Company  has  not  received,
at any  time  since
            January 1, 1994, any notice or other
communication  (whether oral
            or  written)  from  any  Governmental  Body  or
any  other  Person
            regarding  (A)  any  actual,   alleged,
possible,  or  potential
            violation of or failure to comply with any term
or  requirement of
            any  Governmental  Authorization,  or (B)  any
actual,  proposed,
            possible,   or  potential  revocation,
withdrawal,   suspension,
            cancellation, termination of, or modification to any Governmental
            Authorization; and

                  (iv)  all  applications  required to have
been filed for the
            renewal of the Governmental Authorizations listed or required to be  listed in Part 3.14 of the  Disclosure
Letter  have been duly
            filed on a timely basis with the appropriate
Governmental Bodies,
            and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

      The  Governmental  Authorizations  listed in Part 3.14
of the Disclosure
Letter  collectively   constitute  all  of  the
Governmental   Authorizations
necessary to permit the Company to lawfully conduct and operate their businesses in the manner they currently conduct and operate such businesses and to permit the Company to own and use its assets in the manner in which it currently owns and uses such assets.

      3.15  Legal Proceedings; Orders.

            (a)   Except as set forth in Part 3.15 of the
Disclosure  Letter,
there is no pending Proceeding:

                  (i)   that has been  commenced  by or
against the Company or
            that otherwise relates to or may affect the business of, or any of the assets owned or used by, the Company; or

                  (ii)  that  challenges,  or that  may
have  the  effect  of
            preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions.

      To the Knowledge of Sellers and the Company,  (1) no
such Proceeding has
been  Threatened,  and (2) no event has occurred or
circumstance  exists that
may  give  rise to or  serve  as a  basis  for the
commencement  of any  such
Proceeding.   Sellers  have  delivered  to  Buyer  copies
of  all  pleadings,
correspondence, and other documents relating to each Proceeding listed in
Part 3.15 of the Disclosure Letter. The Proceedings listed in Part 3.15 of the Disclosure Letter will not have a material adverse effect on the business, operations, assets, condition, or prospects of the Company.

            (b)   Except as set forth in Part 3.15 of the
Disclosure Letter:

                  (i)   there is no Order to which the
Company,  or any of the
            assets owned or used by the Company, is subject;

                  (ii)  no Seller is subject to any Order
that  relates to the
            business of, or any of the assets owned or used by, the Company;
            and

                  (iii)  to the  Knowledge  of  Sellers  and
the  Company,  no
            officer, director, agent, or employee of the Company is subject to any Order that prohibits such officer, director, agent, or employee from engaging in or continuing any conduct, activity, or practice relating to the business of the Company.

      3.16  Absence  of Certain  Changes  and  Events.
Except as set forth in
Part 3.16 of the Disclosure Letter, since the date of the Interim Balance
Sheet, the Company has conducted its businesses only in the Ordinary Course of Business and there has not been any:

            (a)   change in the Company's  authorized or
issued capital stock;
grant of any stock option or right to purchase shares of capital stock of the
Company; issuance of any security convertible into such capital stock; grant of any registration rights; purchase, redemption, retirement, or other acquisition by the Company of any shares of any such capital stock; or declaration or payment of any dividend or other distribution or payment in respect of shares of capital stock;

            (b) amendment to the Organizational Documents of the Company;

            (c)   payment  or  increase   by  the  Company
of  any   bonuses,
salaries, or other compensation to any stockholder, director, officer, or
(except in the Ordinary Course of Business) employee or entry into any employment, severance, or similar Contract with any director, officer, or employee;

            (d)   adoption  of, or  increase  in the
payments  to or benefits
under, any Company Plans;

            (e) damage to or destruction or loss of any asset or property of the Company, whether or not covered by insurance, materially and adversely affecting the properties, assets, business, financial condition, or prospects of the Company;

            (f)   entry  into,   termination  of,  or
receipt  of  notice  of
termination   of   (i)   any   license,    distributorship,
dealer,   sales
representative, joint venture, credit, or similar agreement, or (ii) any
Contract or transaction involving a total remaining commitment by or to the
Company of at least $25,000;

            (g)   sale (other than sales of inventory  in
the Ordinary  Course
of Business), lease, or other disposition of any asset or property of the
Company or mortgage, pledge, or imposition of any lien or other encumbrance on any material asset or property of the Company;

            (h) cancellation or waiver of any claims or rights with a value to the Company in excess of $25,000;

            (i) change in the accounting methods used by the Company; or

            (j) agreement, whether oral or written, by the Company to do any of the foregoing.

      3.17  Contracts; No Defaults.

            (a)   Part 3.17(a) of the  Disclosure  Letter
contains a complete
and accurate list, and Sellers have delivered to Buyer true and complete copies, of:

                  (i)   each Applicable Contract that
involves  performance of
            services or delivery of goods or materials by the Company of an amount or value in excess of $25,000;

                  (ii)  each Applicable Contract that
involves  performance of
            services or delivery of goods or materials to the Company of an amount or value in excess of $25,000;

                  (iii) each Applicable Contract that was not entered into in the Ordinary Course of Business and that involves expenditures or receipts of the Company in excess of $25,000;

                  (iv)  each lease,  rental or occupancy
agreement,  license,
            installment and conditional sale agreement, and other Applicable
            Contract affecting the ownership of, leasing of, title to, use of, or any leasehold or other interest in, any real or personal property (except personal property leases and installment and conditional sales agreements having a value per item or aggregate payments of less than $10,000 and with terms of less than one year);

                  (v)   each licensing  agreement or other
Applicable Contract
            with  respect  to  patents,   trademarks,
copyrights,  or  other
            intellectual  property,   including  agreements
with  current  or
            former  employees,   consultants,  or
contractors  regarding  the
            appropriation or the non-disclosure of any of the Intellectual
            Property Assets;

                  (vi)  each   collective   bargaining
agreement  and  other
            Applicable Contract to or with any labor union or other employee representative of a group of employees;

                  (vii) each joint venture,  partnership,
and other Applicable
            Contract (however named) involving a sharing of profits, losses, costs, or liabilities by the Company with any other Person;

                  (viii)      each Applicable  Contract
containing  covenants
            that in any way purport to restrict the
business  activity of the
            Company or any Affiliate of the Company or limit the freedom of the Company or any Affiliate of the Company to engage in any line of business or to compete with any Person;

                  (ix)  each Applicable  Contract providing
for payments to or
            by any Person based on sales, purchases, or profits, other than direct payments for goods;

                  (x)   each power of  attorney  that is
currently  effective
            and outstanding;

                  (xi)  each  Applicable  Contract  entered
into other than in
            the Ordinary  Course of Business  that contains
or provides for an
            express   undertaking  by  the  Company  to  be
responsible   for
            consequential damages;

                  (xii) each Applicable  Contract for
capital  expenditures in
            excess of $25,000;

                  (xiii)      each written  warranty,
guaranty,  and or other
            similar  undertaking  with  respect  to
contractual   performance
            extended by the Company other than in the Ordinary Course of
            Business; and

                  (xiv) each amendment,  supplement, and
modification (whether
            oral or written) in respect of any of the foregoing.

            (b) Except as set forth in Part 3.17(b) of the Disclosure
Letter, each Contract identified or required to be identified in Part 3.17(a) of the Disclosure Letter is in full force and effect and is valid and enforceable in accordance with its terms.

            (c) Except as set forth in Part 3.17(c) of the Disclosure
Letter:

                  (i)   the Company  is, and at all times
since  September 30,
            1997 has been, in full compliance with all applicable material terms and requirements of each Contract under which it has or had any obligation or liability or by which it or any of the assets owned or used by it is or was bound;

                  (ii)  to Sellers'  Knowledge,  each other
Person that has or
            had any  obligation  or liability  under any
Contract  under which
            the  Company  has or had any  rights  is,  and
at all times  since
            September 30,   1997  has  been,  in  full
compliance  with  all
            applicable terms and requirements of such Contract;

                  (iii) no event has  occurred  or
circumstance  exists  that
            (with  or  without  notice  or  lapse  of  time)
may  contravene,
            conflict  with, or result in a violation or
breach of, or give the
            Company  or  other  Person  the  right to
declare  a  default  or
            exercise  any remedy  under,  or to  accelerate
the  maturity  or
            performance  of,  or  to  cancel,   terminate,
or  modify,   any
            Applicable  Contract; and

                  (iv)  the  Company  has not  given to or
received  from any
            other Person, at any time since September 30, 1997, any notice or other communication (whether oral or written) regarding any actual, alleged, possible, or potential violation or breach of, or default under, any Contract.

            (d) There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to the
Company under current or completed Contracts with any Person that would have a material adverse effect on the business of the Company and, to the
Knowledge of Sellers and the Company, no such Person has made written demand for such renegotiation.

      3.18  Insurance.

            (a)   Sellers have delivered to Buyer:

                  (i)   true and complete  copies of all
policies of insurance
            to which the Company is a party or under which the Company, or any director of the Company, is currently covered; and

                  (ii)  true and complete  copies of all
pending  applications
            for policies of insurance.

            (b)   Part 3.18(b) of the Disclosure Letter
describes:

                  (i)   any  self-insurance  arrangement  by
or affecting  the
            Company, including any reserves established thereunder;

                  (ii)  any  contract or  arrangement,
other than a policy of
            insurance, for the transfer or sharing of any risk by the
            Company; and

                  (iii) all obligations of the Company to third parties with respect to insurance  (including such
obligations under leases and
            service agreements) and identifies the policy under which such coverage is provided.

            (c)   Part 3.18(c) of the Disclosure  Letter
sets forth,  by year,
for the current policy year:

                  (i)   a summary of the loss experience
under each policy;

                  (ii)  a statement  describing  each claim
under an insurance
            policy for an amount in excess of $10,000, which sets forth:

                        (A)   the name of the claimant;

                        (B)   a description of the policy by
insurer,  type of
                  insurance, and period of coverage; and

                        (C)   the  amount  and  a  brief
description  of  the
                  claim; and

                  (iii) a statement  describing  the loss
experience  for all
            claims that were self-insured, including the number and aggregate cost of such claims.

            (d) Except as set forth on Part 3.18(d) of the Disclosure
Letter:

                  (i)   All  policies  to which the Company
is a party or that
            provide  coverage to any Seller,  the Company,
or any director or
            officer  of  the  Company:   (A) are   valid,
outstanding,   and
            enforceable;  (B) are  sufficient  for
compliance  with all Legal
            Requirements  and  Contracts to which the
Company is a party or by
            which it is bound;  (C) will  continue  in full
force and  effect
            following the  consummation  of the
Contemplated  Transactions or
            Sellers  will exert  their  best,  good faith
efforts to continue
            such  policies  and, to Sellers'  Knowledge,
such  policies  will
            continue in full force and effect;  and (D) do
not provide for any
            retrospective   premium  adjustment  or  other
experienced-based
            liability  on the part of the Company,  except
that the  Company's
            general   liability   insurance   issued  by
Hartford  is  priced
            according to the level of the Company's sales and adjustments may be made based upon a sales audit, although any such adjustment will not be of a material dollar amount.

                  (ii)  No Seller or the Company has
received (A) any refusal
            of  coverage or any notice  that a defense  will
be afforded  with
            reservation of rights,  or (B) any notice of
cancellation  or any
            other  indication  that any insurance  policy is
no longer in full
            force or effect or will not be  renewed  or that
the issuer of any
            policy  is  not  willing  or  able  to  perform
its   obligations
            thereunder.

                  (iii) The  Company  has  paid  all
premiums  due,  and  has
            otherwise performed its obligations, under each policy to which it is a party or that provides coverage to the Company or
            director thereof, except for an adjustment as noted in Section
            3.18(d)(i) hereof.

(iv) The Company has given notice to the insurer of all claims that may be insured thereby.

                  (v)   For the five-year  period prior to
the effective  date
                  of all  current  policies  listed  on
Part  3.18(c)  of the
                  Disclosure Letter, the Company has had in effect coverage
                  at least equivalent to all current
coverages.

      3.19 Environmental Matters. Except as set forth in part 3.19 of the
Disclosure Letter:

            (a) The Company is, and at all times has been, in all material respects, in full compliance with, and has not been and is not in violation of or liable under, any Environmental Law. No Seller nor the Company has any basis to expect, nor has any of them or any other Person for whose conduct they are or may be held to be responsible received, any actual or Threatened order, notice, or other communication from (i) any Governmental Body or private citizen acting in the public interest, or (ii) the current or prior owner or operator of any Facilities, of any actual or potential violation or failure to comply with any Environmental Law, or of any actual or Threatened obligation to undertake or bear the cost of any Environmental, Health, and
Safety Liabilities with respect to any of the Facilities or any other properties or assets used by the Company.

            (b)   There are no pending  or, to the
Knowledge  of Sellers  and
the Company, Threatened claims, Encumbrances, or other restrictions of any nature, resulting from any Environmental, Health, and Safety Liabilities or arising under or pursuant to any Environmental Law, with respect to or affecting any of the Facilities or any other properties and assets used by the Company.

            (c) No Seller nor the Company has received or has any basis to expect any citation, directive, inquiry, notice, Order, summons, warning, or other communication that relates to Hazardous
Materials,  or any alleged,
actual, or potential violation or failure to comply with any Environmental
Law, or of any alleged, actual, or potential obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any of the Facilities or any other properties or assets used by the Company, or with respect to any property or facility to which Hazardous Materials generated, manufactured, refined, transferred, imported, used, or processed by Sellers, the Company, or any other Person for whose conduct they are or may be held responsible, have been transported, treated, stored, handled, transferred, disposed, recycled, or received.

            (d)   Neither   Seller   nor  the   Company
has   any   material
Environmental, Health, and Safety Liabilities with respect to the Facilities.

            (e)   There  are  no  Hazardous  Materials
present  on or in  the
Environment at the Facilities except in full compliance in all material respects with all applicable Environmental Laws.

            (f)   There has been no Release  or, to the
Knowledge  of Sellers
and the Company,  threat of Release, of any Hazardous
Materials at or from the
Facilities or at any other locations where any Hazardous Materials were generated, manufactured, refined, transferred, produced, imported, used, or processed from or by the Facilities, or from or by any other properties and assets used by the Company.

            (g) Sellers have delivered to Buyer true and complete copies and results of any reports, studies, analyses, tests, or monitoring possessed or initiated by Sellers or any the Company pertaining to Hazardous Materials in, on, or under the Facilities, or concerning compliance by Sellers or the
Company.

      3.20  Employees.

            (a)   Part 3.20 of the Disclosure  Letter
contains (i) a complete
and accurate list of the following information for each employee or director of the Company, including each employee on leave of absence or layoff status:
employer; name; job title; current compensation paid or payable and any change in compensation since September 30, 1997; and
(ii) a list of all
written contracts of employment with the Company.

            (b)   No  director  or  officer,  or to the
Knowledge  of Seller,
employee  of the  Company,  is a party  to,  or is
otherwise  bound  by,  any
agreement  or   arrangement,   including  any   employment,
confidentiality,
noncompetition, or proprietary rights agreement, between such employee or director and any other Person ("Proprietary Rights Agreement") that in any way adversely affects or will affect (i) the performance of his duties as an employee or director of the Company, or (ii) the ability of the Company to conduct its business, including any Proprietary Rights Agreement with Sellers or the Company by any such employee or director. To Sellers' Knowledge, no director, officer, or other key employee of the Company intends to terminate his employment with the Company.

            (c)   There are no retired  employees  or
directors of the Company
or dependants who are receiving  benefits or are scheduled
to receive benefits
in the future,  except for Company  Plan  benefits  set
forth in Section  3.13
which are properly accrued on the Financial Statements.

      3.21  Labor  Relations;   Compliance.  Since
September 30,   1997,  the
Company has not been and is not a party to any collective
bargaining or other
labor Contract.  Since  September 30,  1997,  there has not
been, there is not
presently  pending or existing,  and to Sellers' and the
Company's  Knowledge
there is not Threatened,  (a) any strike, slowdown,
picketing, work stoppage,
or employee  grievance  process,  (b) any Proceeding
against or affecting the
Company relating to the alleged violation of any Legal
Requirement  pertaining
to labor  relations or employment  matters,  including any
charge or complaint
filed by an employee or union with the National  Labor
Relations  Board,  the
Equal Employment Opportunity Commission,  or any comparable
Governmental Body,
organizational  activity,  or other  labor or  employment
dispute  against or
affecting  the  Company  or  its  premises,   or  (c)  any
application   for
certification of a collective  bargaining agent. To Sellers'
and the Company's
Knowledge,  no event has occurred or  circumstance  exists
that could  provide
the basis for any work  stoppage or other labor  dispute.
There is no lockout
of any  employees by the Company,  and no such action is
contemplated  by the
Company.  The Company has  complied in all  material
respects  with all Legal
Requirements   relating   to   employment,   equal
employment   opportunity,
nondiscrimination,    immigration,    wages,   hours,
benefits,   collective
bargaining, the payment of social security and similar taxes, occupational safety and health, and plant closing. The Company is not liable for the payment of any compensation, damages, taxes, fines, penalties, or other amounts, however designated, for failure to comply with any of the foregoing
Legal Requirements.

      3.22  Intellectual Property.

            (a)   Intellectual  Property  Assets  --  The
term  "Intellectual
Property Assets" includes:

                  (i)   the  name  "Drake  Management
Services,   Inc.",  all
            fictional   business   names,   trading   names,
registered  and
            unregistered   trademarks,   service   marks,
and   applications
            (collectively, "Marks");

                  (ii)  all   copyrights   in   both
published   works   and
            unpublished works (collectively, "Copyrights");
and

                  (iii) all    know-how,    trade
secrets,     confidential
            information,  customer  lists,  software,
technical  information,
            data,  process  technology,   plans,  drawings,
and  blue  prints
            (collectively, "Trade Secrets"); owned, used, or licensed by the
            Company as licensee or licensor.

            (b)   Agreements.  Part 3.22(b) of the
Disclosure  Letter contains
a complete and accurate list and summary description,
including any royalties
paid  or  received  by  the  Company,   of  all  Contracts
relating  to  the
Intellectual Property Assets to which Company is a party or by which any
Company is bound. There are no outstanding and, to Sellers' and the
Company's Knowledge, no Threatened disputes or disagreements with respect to any such agreement.

            (c)   Know-How  Necessary  for  the  Business.
The  Intellectual
Property  Assets are all those  necessary  for the
operation of the Company's
businesses  as it is  currently  conducted.  The  Company
is the owner of all
right,  title,  and  interest  in and to  each  of the
Intellectual  Property
Assets,   free  and  clear  of  all  liens,   security
interests,   charges,
encumbrances, equities, and other adverse claims, and has the right to use without payment to a third party all of the Intellectual
Property Assets.

            (d)   Patents.  The Company owns no patents.

            (e)   Trademarks.

                  (i)   Part 3.22(e) of Disclosure  Letter
contains a complete
            and accurate list and summary description of all Marks. The
            Company is the owner of all right, title and interest in and to each of the Marks, free and clear of all liens, security
            interests, charges, encumbrances, equities, and other adverse claims.

                  (ii)  No  Mark   has  been  or  is  now
involved   in  any
            opposition, invalidation, or cancellation and, to Sellers' and the Company's Knowledge, no such action is Threatened with the respect to any of the Marks.

                  (iii) To Sellers' and the Company's
Knowledge,  there is no
            potentially interfering trademark or trademark application of any third party.

                  (iv)  No  Mark  is   infringed   or,  to
Sellers'  and  the
            Company's Knowledge, has been challenged or threatened in any way. None of the Marks used by the Company infringes or is alleged to infringe any trade name, trademark, or service mark of any third party.

            (f)   Copyrights.

                  (i)   Part  3.22(f)  of the  Disclosure
Letter  contains  a
            complete  and  accurate  list  and  summary
description  of  all
            registered  Copyrights.  The  Company  is the
owner of all  right,
            title and  interest in and to each of the
registered  Copyrights,
            free  and  clear  of  all  liens,  security
interests,   charges,
            encumbrances, equities, and other adverse claims.

                  (ii)  No  Copyright  is  infringed  or, to
Sellers'  and the
            Company's Knowledge, has been challenged or threatened in any way. None of the subject matter of any of the registered
            Copyrights infringes or is alleged to infringe any copyright of any third party or is a derivative work based on the work of a third party.

                  (iii) All works  encompassed  by the
registered  Copyrights
            have been marked with the proper copyright notice.

            (g)   Trade Secrets.

                  (i)   With respect to each Trade Secret,
the  documentation
            relating  to  such  Trade   Secret  is  current,
accurate,   and
            sufficient  in detail and content to  identify
and explain it and
            to  allow  its  full  and  proper  use  without
reliance  on  the
            knowledge or memory of any individual.

                  (ii)  Sellers  and the  Company  have
taken all  reasonable
            precautions to protect the secrecy,
confidentiality,  and value of
            their Trade Secrets.

                  (iii) The Company has good title and an absolute (but not
            necessarily  exclusive) right to use the Trade
Secrets.  The Trade
            Secrets are not part of the public knowledge or literature, and, to Sellers' and the Company's Knowledge, have not been used, divulged, or appropriated either for the benefit of any Person or to the  detriment  of the  Company.  No Trade
Secret is subject to
            any adverse claim or has been challenged or threatened in any way.

      3.23  Certain Payments.  Since January 1,  1994,
neither the Company nor
any director,  officer, agent, or employee of the Company,
or any other Person
associated  with or acting for or on behalf of the  Company, has  directly or
indirectly (a) made,  directly or indirectly,  any
contribution,  gift, bribe,
rebate, payoff,  influence payment,  kickback, or other
payment to any Person,
private  or  public,  regardless  of form,  whether  in
money,  property,  or
services (i) to obtain favorable  treatment in securing
business,  (ii) to pay
for  favorable  treatment  for  business  secured,  (iii)
to  obtain  special
concessions or for special concessions already obtained,
for or in respect of
the Company or any  Affiliate  of the  Company,  or (iv) in
violation  of any
Legal  Requirement,   (b)  received,  directly  or
indirectly,  any  rebates,
payments, commissions, promotional allowances or any other economic benefits from any vendor, governmental employee or other Person with whom the Company has done business, directly or indirectly, which would reasonably be expected to subject the Company to any damage or penalty in any civil, criminal or governmental litigation or proceeding, or (c) established or maintained any fund or asset that has not been recorded in the books and records of the
Company.

      3.24  Fraud and Abuse; Financial Relationships. The
Company   does  not
have any government contracts, and the Company has no claims relating to
Medicare, Medicaid CHAMPUS or other governmental reimbursements.

      3.25 Relationships with Related Persons. No Seller or any Affiliate of Sellers or of the Company has, or since January 1, 1994, has had, any interest in any property (whether real, personal, or mixed and whether tangible or intangible), used in or pertaining to the Company's businesses.
No Seller or any Affiliate of Sellers or of the Company is, or since
January 1, 1994 has owned (of record or as a beneficial owner) an equity interest or any other financial or profit interest in, a Person that has (i) had business dealings or a material financial interest in any transaction with the Company, or (ii) engaged in competition with the Company with respect to any line of the products or services of the Company (a "Competing
Business") in any market presently served by the Company except for less than five percent (5%) of the outstanding capital stock of any Competing Business that is publicly traded on any recognized exchange or in the over-the-counter market. Except as set forth in Part 3.25 of the Disclosure Letter, no Seller nor any Affiliate of Sellers or of the Company is a party to any Contract with, or has any claim or right against, the Company.

      3.26  Brokers  or  Finders.   Sellers  and  their
Representatives  have
incurred no obligation or  liability,  contingent or
otherwise,  for brokerage
or  finders'  fees  or  agents'   commissions  or  other
similar  payment  in
connection with the Contemplated Transactions.

      3.27  Disclosure.

            (a) No representation or warranty of Sellers in this Agreement and no statement in the Disclosure Letter omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

            (b)   No notice given pursuant to Section 5.5
Notification.
Between  the date of this  Agreement  and the Closing  Date, each Seller will
promptly  notify Buyer in writing if such Seller or the
Company  becomes aware
of any fact or  condition  that  causes  or  constitutes  a
Breach  of any of
Sellers'representations  and warranties as of the date of
this  Agreement,  or
if such Seller or the Company  becomes aware of the
occurrence  after the date
of this  Agreement  of any fact or condition  that would
(except as expressly
contemplated  by this  Agreement)  cause or  constitute  a
Breach  of any such
representation  or warranty had such  representation  or
warranty been made as
of the time of occurrence  or discovery of such fact or
condition.  During the
same period,  each Seller will promptly  notify Buyer of the occurrence of any
Breach of any covenant of Sellers in this Article 5.
COVENANTS   OF   SELLERS
or of the  occurrence  of any  event  that may make  the
satisfaction  of the
conditions in Article 7.      CONDITIONS  PRECEDENT TO
BUYER'S  OBLIGATION  TO
CLOSE impossible or unlikely. will contain any untrue statement or omit to state a material fact necessary to make the statements therein or in this
Agreement, in light of the circumstances in which they were made, not misleading.

            (c)   There is no fact  known  to any  Seller
that  has  specific
application to any Seller or the Company (other than general economic or industry conditions) and that materially adversely affects the assets, business, prospects, financial condition, or results of operations of the
Company (on a consolidated basis) that has not been set forth in this
Agreement or the Disclosure Letter.



                  4. REPRESENTATIONS AND WARRANTIES OF BUYER

      Buyer represents and warrants to Sellers as follows:

      4.1 Organization and Good Standing. Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Georgia.

      4.2   Authority; No Conflict.

            (a)   This Agreement  constitutes  the legal,
valid,  and binding
obligation of Buyer,  enforceable  against Buyer in
accordance with its terms.
Upon  the  execution  and  delivery  by Buyer of the
Earnout  Agreement,  the
Employment  Agreements,  and  the  Noncompete  Agreements
(collectively,  the
"Buyer's Closing  Documents"),  the Buyer's Closing
Documents will constitute
the legal, valid, and binding obligations of Buyer,
enforceable against Buyer
in  accordance  with  their  respective  terms.  Buyer  has
the  absolute  and
unrestricted   right,  power,  and  authority  to  execute
and  deliver  this
Agreement and the Buyer's Closing Documents and to perform its obligations under this Agreement and the Buyer's Closing Documents.

            (b)   Except  as set forth in Part 4.2 of the
Disclosure  Letter,
neither the execution and delivery of this Agreement by Buyer nor the consummation or performance of any of the Contemplated
Transactions by Buyer
will not materially breach and/or give any Person the right to prevent, delay, or otherwise interfere with any of the Contemplated Transactions pursuant to:

                  (i)   any provision of Buyer's
Organizational Documents;

                  (ii)  any  resolution  adopted by the
board of  directors or
            the shareholders of Buyer;

                  (iii) any Legal Requirement or Order to which Buyer may be subject;

                  (iv)  any Governmental  Authorization that
is held by Buyer;
            or

                  (v)   any  Contract  to  which  Buyer is a
party or by which
            Buyer may be bound.

      Except as set forth in Part 4.2 of the Disclosure
Letter,  Buyer is not
and will not be required to obtain any consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions.

      4.3   Investment  Intent.  Buyer is  acquiring  the
Shares  for its own
account  and not with a view to  their  distribution  within the  meaning  of
Section 2(11) of the  Securities  Act of 1933, as amended.
Buyer  understands
that  any  resale  of  the  shares  must  be  made  in
compliance   with  the
registration requirements of the Securities Act of 1933, as amended, or pursuant to an exemption therefrom. Buyer understands that the certificate representing the Shares shall be endorsed with the following legend:

            THE SHARES  REPRESENTED BY THIS  CERTIFICATE
(A) HAVE
            BEEN  ACQUIRED  FOR   INVESTMENT  AND  HAVE  NOT
BEEN
            REGISTERED  UNDER  THE  SECURITIES  ACT  OF
1933,  AS
            AMENDED,  AND  (B) MAY NOT BE SOLD OR
TRANSFERRED  IN
            THE  ABSENCE  OF SUCH  REGISTRATION  OR ANY
EXEMPTION
            THEREFROM UNDER SAID ACT.

      4.4   Certain  Proceedings.  There  is no  pending
Proceeding  that has
been commenced against Buyer and that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions. To Buyer's Knowledge, no such Proceeding has been Threatened.

      4.5 Brokers or Finders. Buyer and its agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with the
Contemplated Transactions.

      4.6   Disclosure.

            (a) No representation or warranty of Buyer in this Agreement omits to state a material fact necessary to make the statements herein, in light of the circumstances in which they were made, not misleading.

            (b)   No notice  given  pursuant to Section  6.4
will  contain any
untrue statement or omit to state a material fact necessary to make the statements therein or in this Agreement, in light of the circumstances in which they were made, not misleading.

            (c)   There  is  no  fact  known  to  Buyer
that  has   specific
application to Buyer (other than general economic or industry conditions) and that materially adversely affects the assets, business, prospects, financial condition, or results of operations of Buyer (on a consolidated basis) that has not been set forth in this Agreement.

                           5. COVENANTS OF SELLERS

      5.1   Access and  Investigation.  Between the date of
this Agreement and
the  Closing  Date,   Sellers  will,  and  will  cause  the
Company  and  its
Representatives  to, (a) afford  Buyer and its
Representatives  full and free
access  to  the  Company's   offices,   facilities,
properties,   equipment,
inventories,  books,  contracts,   commitments,  records
and  other  relevant
information   of  the  business  and  shall  furnish  such
persons  with  all
information concerning the business, assets and financial condition of the
Company as Buyer and its Representatives shall reasonably request; provided, however, that no direct contact with Company customers shall be made without the consent of R. Drake and such access shall occur in a manner that does not disrupt Company employees or business.

      5.2   Operation of the  Businesses  of the Company.
Between the date of
this Agreement and the Closing Date, Sellers will, and will cause the Company to:

            (a)   conduct the  business of the  Company
only in the  Ordinary
Course of Business consistent with past practices;

            (b)   use their  Best  Efforts  to  preserve
intact  the  current
business organization of the Company, keep available the services of the current officers, employees, and agents of the Company, and maintain the relations and good will with suppliers, customers, landlords, creditors, employees, agents, and others having business relationships with the Company;

            (c) not make any material change in the operation of the business;

            (d) not enter into any material agreement or incur any material liabilities;

            (e)   make all payments to vendors when due;

            (f)   confer  with  Buyer  concerning
operational  matters  of  a
material nature; and

            (g)   otherwise  report   periodically  to
Buyer  concerning  the
status of the business, operations, and finances of the Company.

      5.3   Negative  Covenant.  Except as  otherwise
expressly  permitted by
this  Agreement,  between the date of this  Agreement  and
the  Closing  Date,
Sellers  will  not,  and will  cause the  Company  not to,
without  the prior
consent of Buyer, take any affirmative  action, or fail to
take any reasonable
action  within their or its  control,  as a result of which
any of the changes
or events listed in Section 3.16    Absence of  Certain
Changes  and  Events.
Except as set forth in Part 3.16 of the Disclosure Letter, since the date of the Interim Balance Sheet, the Company has conducted its businesses only in the Ordinary Course of Business and there has not been any: is likely to occur.

      5.4 Required Approvals. As promptly as practicable after the date of this Agreement, Sellers will, and will cause the Company to, make all filings required by Legal Requirements to be made by them in order to consummate the
Contemplated Transactions. Between the date of this Agreement and the
Closing Date,  Sellers will, and will cause the Company to,
(a) cooperate with
Buyer with respect to all filings that Buyer elects to make or is required by
Legal Requirements to make in connection with the Contemplated Transactions, and (b) cooperate with Buyer in obtaining all consents identified in Part 4.2 of the Disclosure Letter.

      5.5   Notification.  Between the date of this
Agreement and the Closing
Date,  each Seller will promptly notify Buyer in writing if
such Seller or the
Company  becomes aware of any fact or condition  that causes or  constitutes a
Breach of any of Sellers'  representations  and  warranties
as of the date of
this  Agreement,  or if  such  Seller  or the  Company
becomes  aware  of the
occurrence  after the date of this  Agreement  of any fact
or  condition  that
would  (except  as  expressly   contemplated  by  this
Agreement)   cause  or
constitute  a  Breach  of  any  such   representation  or
warranty  had  such
representation  or  warranty  been  made  as of  the  time
of  occurrence  or
discovery of such fact or condition.  During the same
period, each Seller will
promptly  notify  Buyer of the  occurrence  of any Breach of any  covenant  of
Sellers in this Article 5.    COVENANTS  OF  SELLERS or of
the  occurrence  of
any event that may make the satisfaction of the conditions in Article 7.
CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE impossible or unlikely.

      5.6   Payment of  Indebtedness by Related  Persons.
Except as expressly
provided in this Agreement, Sellers will cause all indebtedness owed to the
Company by its Seller or any Affiliate of any Seller to be paid in full prior to Closing.

      5.7   No  Negotiation.  Sellers agree that until the
earlier of March 5,
1998 or such date upon which Buyer  notifies  Seller that it has abandoned the
Contemplated  Transactions,  the Company and  Sellers  shall deal  exclusively
with Buyer with respect to the  Contemplated  Transactions
and the Company and
Sellers will not, and will direct the  Company's
Representatives  not to, (i)
solicit the submission of proposals or offers from any
person  relating to any
acquisition  or purchase  of all or a material  part of the
assets or stock of
the Company or any merger, consolidation,  or similar
transaction with respect
to  the  Company;   (ii)   participate  in  any  discussions
or  negotiations
regarding, or furnish any information to any other person other than Buyer with respect to any such possible transaction; or
(iii)  enter  into any
agreement or understanding, whether oral or in writing, that would prevent the consummation of the Contemplated Transactions. If, notwithstanding the foregoing, the Company or the Sellers should receive any such proposal from a third party or any inquiry regarding any such proposal, the Company shall promptly inform Buyer thereof.

      5.8   Satisfaction of Obligations.  On or before
December 31,  1997, the
Company shall pay in full all amounts owed to Graeme
Crothall and R. Drake.

      5.9   Payment of 1997  Profits.  Prior to the
Closing,  the Company may
pay out to its employees and shareholders as bonuses or other compensation such amounts as the Company deems appropriate, not to exceed $447,445 in the aggregate, provided that (i) there is sufficient cash in the Company to pay such bonuses and all related payroll taxes; (ii) if the Villa DeAnza accounts receivable is not collected at the time of such payment, such receivable must be written off and there shall be a dollar-for-dollar reduction in the total amount paid as bonuses hereunder; and (iii) all year-end adjustments, including without limitation expensing fixed assets purchased during the year, must be booked prior to the payment of such bonuses.



      5.10  Termination  of Company  Qualified  Plan.  The
Company  shall take
all appropriate corporate action no later than the day before the Closing
Date to terminate the sole Company Qualified Plan maintained by the Company, effective no later than the day before the Closing
Date.  Unless  the
provisions of the Company Qualified Plan expressly provide to the contrary, appropriate corporate action shall mean duly authorized action by the Board of Directors of the Company.

                            6. COVENANTS OF BUYER

      6.1 Approvals of Governmental Bodies. As promptly as practicable after the date of this Agreement, Buyer will, and will cause each of its
Affiliate to, make all filings required by Legal Requirements to be made by them to consummate the Contemplated Transactions.
Between the date of this
Agreement and the Closing Date, Buyer will, and will cause each Affiliate to,
(a) cooperate with Sellers with respect to all filings that Sellers are required by Legal Requirements to make in connection with the Contemplated
Transactions, and (b) cooperate with Sellers in obtaining all consents identified in Part 3.2 of the Disclosure Letter; provided that this Agreement will not require Buyer to dispose of or make any change in any portion of its business or to suffer any other material adverse effect to obtain a
Governmental Authorization.

      6.2 Loan to the Company. On or before December 31, 1997, subject to customary conditions, Buyer shall lend the Company sufficient funds (or arrange for financing) to pay off the obligations of the Company due to
Graeme Crothall and R. Drake in the aggregate amount of approximately
$289,750.06 as of December 31, 1997. The Company shall execute and deliver to Buyer a promissory note (the "Promissory Note") in the form attached hereto as Exhibit 6.2. The Note shall be secured by a security interest in all accounts receivable of the Company and the proceeds thereof.

      6.3   Notification.  Between the date of this
Agreement and the Closing
Date, Buyer will promptly notify Seller in writing if Buyer becomes aware of any fact or condition that causes or constitutes a Breach of any of Buyer's representations and warranties as of the date of this Agreement, or if Buyer becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time or occurrence of discovery of such fact or condition. During the same period, Buyer will promptly notify Seller of the occurrence of any Breach of any covenant of
Buyer in this Article 6 or of the occurrence of any event that may make the satisfaction of the conditions in Article 8 impossible or unlikely.

      6.4   Employment Matters.

            (a) After the Closing, the Company will maintain a bonus program comparable to the existing bonus program of the Company for a period of two years following the Closing, and all employees of the Company other than Mr. Drake will be entitled to participate in such program.

            (b)   David Hershberger,  Julius Sacco, Joel
Strandgard,  Ken Wohl
and Janet Keating shall be guaranteed employment with the Company for one year following the Closing, except that such individuals may be terminated for cause.

            (c)   Any  employee  of  the  Company  who is
employed  as of the
Closing Date and who is subsequently terminated involuntarily by the Company without cause during the one-year period following the Closing shall receive no less than three months of base salary as severance pay, provided such employee continues to work for the Company until the termination date.

            (d)   Upon the Closing,  Michelin  shall
receive 5,000 options to
purchase shares of Buyer's common stock, $.01 par value, pursuant to Buyer's standard stock option agreement, and each of David
Hershberger,  Julius Sacco,
Joel Strandgard, Ken Wohl and Janet Keating shall receive 3,000 options to purchase shares of Buyer's Common Stock, $.01 par value, pursuant to Buyer's standard stock option agreement.



            (e)   The Buyer shall  provide  credit for an
employee's  service
            with the Company  prior to the Closing  Date
with respect to those
            employees  of the  Company  who remain  employed
with the Company
            immediately  after the Closing  Date for the
following  purposes:
            (i) for purposes of  determining  both
eligibility to participate
            and vesting under the Morrison  Health Care,
Inc. Salary Deferral
            Plan  (the  "SDP"),   the  Morrison  Health
Care,  Inc.  Deferred
            Compensation  Plan (the  "DCP"),  the Morrison
Health Care,  Inc.
            Management  Retirement  Plan (the "MRP") and the
Morrison  Health
            Care, Inc. Executive  Supplemental  Pension Plan
(the "ESP"); (ii)
            for purposes of determining the level of matching contributions under the SDP and DCP; and (iii) for purposes of determining the accrual  of  benefits  under the MRP and ESP;
provided,  however,
            that for purposes of crediting service under this clause (iii), only one year of service credit shall be given for every two full years of service with the Company prior to the Closing Date and no more than a total of five years of service credit shall be granted to any Company employee for service performed prior to the Closing Date.



            7. CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO
CLOSE

      Buyer's obligation to purchase the Shares and to take the other actions required to be taken by Buyer at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Buyer, in whole or in part):

      7.1   Accuracy of Representations.

            (a)   All of  Sellers'  representations  and
warranties  in  this
Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement, and must be accurate in all material respects as of the Closing Date as if made on the Closing Date.

            (b)   Each of Sellers'  representations and
warranties in Sections
3.3, 3.4, 3.12, and 3.24 must have been accurate in all respects as of the date of this Agreement, and must be accurate in all respects as of the
Closing Date as if made on the Closing Date.

      7.2   Sellers' Performance.

            (a) All of the covenants and obligations that Sellers are required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been duly performed and complied with in all material respects.

            (b)   Each   document   required  to  be
delivered   pursuant  to
Section 2.4       Closing  Obligations.   At  the  Closing:
must  have  been
delivered.

      7.3 Due Diligence. Buyer shall have completed its due diligence inquiry into the business, affairs and financial condition of the Company.

      7.4   Consents.  Each of the  consents  identified  in
Part 3.2  of the
Disclosure Letter, and each consent identified in Part 4.2 of the Disclosure
Letter, must have been obtained and must be in full force and effect.

      7.5   Termination  of  Agreements.  Each  of (a)  the
Shareholders  and
Voting  Agreement  dated  June 6,  1997,  (b) the  Stock
Cross  Purchase  and
Redemption  Agreement  dated June 6, 1997,  and (c) the
Stock  Retirement  and
Subscription   Agreement  dated  February  8,  1996,  as
amended,   shall  be
terminated.

      7.6 Additional Documents. Each of the following documents must have been delivered to Buyer:

            (a)   an opinion  of Bonn,  Luscher,  Padden &
Wilkins,  dated the
Closing Date, in the form of Exhibit 7.6(a);

            (b) an certificate executed on behalf of the Sellers dated as of the Closing Date, in the form of Exhibit 7.6(b);

            (c) a UCC-3 termination statement shall be filed with respect to all obligations of the Company previously owed to Graeme Crothall and Mr.
Drake and any collateral held by such individuals shall be released; and

            (d)   such other  documents  as Buyer may
reasonably  request for
the purpose of (i) enabling its counsel to provide the opinion referred to in
Section 8.4       Additional  Documents.  Buyer must have
caused the following
documents to be delivered to Sellers:(a), (ii) evidencing the accuracy of any of Sellers' representations and warranties,
(iii) evidencing the performance
by either Seller of, or the compliance by either Seller with, any covenant or obligation required to be performed or complied with by such Seller,
(iv) evidencing the satisfaction of any condition referred to in this
Section 7.        CONDITIONS  PRECEDENT  TO BUYER'S
OBLIGATION  TO CLOSE,  or
(v) otherwise facilitating the consummation or performance of any of the
Contemplated Transactions.

      7.7 No Proceedings. Since the date of this Agreement, there must not have been commenced or Threatened against Buyer, or against any Person affiliated with Buyer, any Proceeding (a) involving any challenge to, or seeking damages or other relief in connection with, any of the Contemplated
Transactions, or (b) that may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions.

      7.8 No Claim Regarding Stock Ownership or Sale Proceeds. There must not have been made or Threatened by any Person any claim asserting that such
Person (a) is the holder or the beneficial owner of, or has the right to acquire or to obtain beneficial ownership of, any stock of, or any other voting, equity, or ownership interest in, the Company, or
(b) is entitled to
all or any portion of the Initial Purchase Price payable for the Shares.

      7.9   No Prohibition.  Neither the  consummation  nor
the performance of
any of the  Contemplated  Transactions  will,  directly or
indirectly (with or
without notice or lapse of time), materially contravene,  or conflict with, or
result in a material  violation  of, or cause  Buyer or any
Person  affiliated
with  Buyer  to  suffer  any  material  adverse  consequence
under,   (a) any
applicable Legal Requirement or Order, or (b) any Legal Requirement or Order that has been published, introduced, or otherwise formally proposed by or before any Governmental Body.

      7.10 Board Approval. The contemplated transaction must be approved by the Board of Directors of Buyer.



           8. CONDITIONS PRECEDENT TO SELLERS' OBLIGATION TO
CLOSE

      Sellers'  obligation  to sell the Shares  and to take
the other  actions
required   to  be  taken  by  Sellers  at  the   Closing  is
subject  to  the
satisfaction, at or prior to the Closing, of each of the following conditions
(any of which may be waived by Sellers, in whole or in part):

      8.1 Accuracy of Representations. All of Buyer's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement and must be accurate in all material respects as of the Closing Date as if made on the
Closing Date.

      8.2   Buyer's Performance.

            (a)   All of the covenants and obligations  that
Buyer is required
to perform or to comply  with  pursuant to this  Agreement
at or prior to the
Closing   (considered   collectively),   and  each  of
these   covenants  and
obligations (considered individually), must have been performed and complied with in all material respects.

            (b)   Buyer must have delivered each of the
documents  required to
be delivered by Buyer pursuant to Section 2.4   Closing
Obligations.  At  the
Closing: and must have made the cash payments required to be made by Buyer pursuant to Section (i) the Initial Purchase Price by bank cashier's check or by wire transfer to the accounts specified by Sellers, to be allocated among the Sellers pursuant to .

      8.3   Consents.  Each of the  consents  identified  in
Part 4.2  of the
Disclosure Letter must have been obtained and must be in full force and effect.

      8.4   Additional  Documents.   Buyer  must  have
caused  the  following
documents to be delivered to Sellers:

            (a)   an opinion of Powell,  Goldstein,  Frazer
& Murphy LLP dated
the Closing Date, in the form of Exhibit 8.4(a); and

            (b)   such other  documents as Sellers may
reasonably  request for
the purpose of (i) enabling  their counsel to provide the
opinion  referred to
in Section (a)    an opinion  of Bonn,  Luscher,  Padden &
Wilkins,  dated the
Closing Date, in the form of Exhibit 7.6(a);,
(ii) evidencing the accuracy of
any representation or warranty of Buyer, (iii) evidencing the performance by
Buyer of, or the compliance by Buyer with, any covenant or obligation required to be performed or complied with by Buyer,
(ii) evidencing  the
satisfaction of any condition referred to in this Section 8.
CONDITIONS
PRECEDENT TO SELLERS'OBLIGATION TO CLOSE, or (v) otherwise facilitating the consummation of any of the Contemplated Transactions.

      8.5 No Injunction. There must not be in effect any Legal Requirement or any injunction or other Order that (a) prohibits the sale of the Shares by
Sellers to Buyer, and (b) has been adopted or issued, or has otherwise become effective, since the date of this Agreement.

      8.6 No Prohibition. Neither the consummation nor the performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time), materially contravene, or conflict with, or result in a material violation of, or cause any Seller to suffer any material adverse consequence under (a) any applicable Legal Requirement or Order, or
(b) any Legal Requirement or Order that has been published, introduced, or otherwise formally proposed by or before any Governmental Body.



                                9. TERMINATION

      9.1 Termination Events. This Agreement may, by notice given prior to or at the Closing, be terminated:

            (a)   by  either  Buyer or  Sellers  if a
material  Breach of any
provision of this Agreement has been committed by the other party and such
Breach has not been waived;

            (b)    (i)  by Buyer if any of the conditions in
Section 7.
CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE has not been satisfied as of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Buyer to comply with its obligations under this Agreement) and Buyer has not waived such condition on or before the Closing Date; or (ii) by Sellers, if any of the conditions in
Section 8.        CONDITIONS PRECEDENT TO
SELLERS'OBLIGATION TO CLOSE has not
been satisfied as of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Sellers to comply with their obligations under this Agreement) and Sellers have not waived such condition on or before the Closing Date;

            (c)   by mutual consent of Buyer and Sellers; or

            (d) by either Buyer or Sellers if the Closing has not occurred
(other than through the failure of any party seeking to terminate this
Agreement to comply fully with its obligations under this Agreement) on or before January 31, 1998, or such later date as the parties may agree upon.

      9.2   Effect of  Termination.  Each party's right of
termination  under
Section 9.1 Termination  Events.  This Agreement may, by
notice given prior to
or at the Closing,  be  terminated:  is in addition to any
other rights it may
have  under  this  Agreement  or  otherwise,  and the
exercise  of a right of
termination  will  not be an  election  of  remedies.  If
this  Agreement  is
terminated pursuant to Section 9.1  Termination  Events.
This  Agreement may,
by notice  given  prior to or at the  Closing,  be
terminated:,  all  further
obligations of the parties under this Agreement  will
terminate,  except that
the obligations in Sections 12.1    Expenses.  Except as
otherwise  expressly
provided  in this  Agreement,  each  party  to this
Agreement  will  bear its
respective  expenses  incurred in connection with the
preparation,  execution,
and  performance  of  this  Agreement  and  the
Contemplated   Transactions,
including  all fees and  expenses  of agents,
representatives,  counsel,  and
accountants. and 12.3   Confidentiality.  Between  the date
of this  Agreement
and the Closing Date, Buyer and Sellers will maintain in
confidence,  and will
cause the directors,  officers,  employees,  agents, and
advisors of Buyer and
the  Company  to  maintain  in  confidence,   any  written,
oral,  or  other
information obtained in confidence, any written oral, or other information obtained in confidence from another party or the Company in connection with this Agreement or the Contemplated Transactions, unless
(a) such information
is already known to such party or to others not bound by a duty of confidentiality or such information becomes publicly available through no fault of such party, (b) the use of such information is necessary or appropriate in making any filing or obtaining any consent or approval required for the consummation of the Contemplated Transactions, or (c) the furnishing or use of such information is required by or necessary or appropriate in connection with legal proceedings. will survive; provided, however, that if this Agreement is terminated by a party because of the
Breach of the Agreement by the other party or because one or more of the conditions to the terminating party's obligations under this Agreement is not satisfied as a result of the other party's failure to comply with its obligations under this Agreement, the terminating party's right to pursue all legal remedies will survive such termination unimpaired.



                        10. INDEMNIFICATION; REMEDIES

      10.1  Survival;  Right to  Indemnification  Not
Affected by  Knowledge.
All   representations,   warranties,   covenants,   and
obligations  in  this
Agreement,  the  Disclosure  Letter,  and any other
certificate  or  document
delivered  pursuant to this Agreement  will survive the
Closing.  The right to
indemnification,   payment  of  Damages   or  other   remedy
based  on  such
representations,  warranties,  covenants, and obligations
will not be affected
by any investigation  conducted with respect to, or any
Knowledge acquired (or
capable of being acquired) at any time,  whether before or
after the execution
and  delivery of this  Agreement  or the  Closing  Date,
with  respect to the
accuracy  or  inaccuracy  of or  compliance  with,  any
such  representation,
warranty,  covenant,  or obligation.  The waiver of any
condition based on the
accuracy  of any  representation  or  warranty,  or on the
performance  of or
compliance  with any  covenant  or  obligation,  will not
affect the right to
indemnification,   payment  of  Damages,   or  other
remedy  based  on  such
representations, warranties, covenants, and obligations.

      10.2  Indemnification  and  Payment  of  Damages  by
Sellers.  Sellers,
jointly and severally,  will indemnify and hold harmless
Buyer,  the Company,
and their respective Representatives,  stockholders,
controlling persons, and
Affiliates (collectively,  the "Indemnified Persons") for,
and will pay to the
Indemnified  Persons  the  amount  of,  any  loss,
liability,  claim,  damage
(including incidental and consequential damages),  expense
(including costs of
investigation  and defense and  reasonable  attorneys'
fees) or diminution of
value,   whether  or  not   involving  a  third-party
claim   (collectively,
"Damages"), arising, directly or indirectly, from or in connection with:

            (a) any Breach of any representation or warranty made by
Sellers in this Agreement, the Disclosure Letter, the supplements to the
Disclosure Letter, or any other certificate or document delivered by Sellers pursuant to this Agreement;

            (b) any Breach of any representation or warranty made by
Sellers in this Agreement as if such representation or warranty were made on and as of the Closing Date;

            (c) any Breach by any Seller of any covenant or obligation of such Seller in this Agreement;

            (d)   any  product  shipped or  manufactured
by, or any  services
provided by, any the Company prior to the Closing Date;

            (e) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by any such Person with any Seller or the Company
(or any Person acting on their behalf) in connection with any of the
Contemplated Transactions.

      The remedies provided in this Section 10.2
Indemnification   and
Payment  of  Damages  by  Sellers.   Sellers,  jointly  and
severally,   will
indemnify  and  hold  harmless  Buyer,  the  Company,   and
their  respective
Representatives,    stockholders,    controlling   persons,
and   Affiliates
(collectively,   the   "Indemnified   Persons")  for,  and
will  pay  to  the
Indemnified  Persons  the  amount  of,  any  loss,
liability,  claim,  damage
(including incidental and consequential damages),  expense
(including costs of
investigation  and defense and  reasonable  attorneys'fees)
or  diminution of
value,   whether  or  not   involving  a  third-party
claim   (collectively,
"Damages"), arising, directly or indirectly, from or in connection with: will not be exclusive of or limit any other remedies that may be available to
Buyer or the other Indemnified Persons.

      10.3  Indemnification   and   Payment   of   Damages
by  Sellers  --
Environmental Matters.  In addition to the provisions of
Section 10.2
Indemnification  and  Payment of  Damages by  Sellers.
Sellers,  jointly  and
severally,  will  indemnify and hold harmless  Buyer,  the
Company,  and their
respective Representatives,  stockholders, controlling
persons, and Affiliates
(collectively,   the   "Indemnified   Persons")  for,  and
will  pay  to  the
Indemnified  Persons  the  amount  of,  any  loss,
liability,  claim,  damage
(including incidental and consequential damages),  expense
(including costs of
investigation  and defense and  reasonable  attorneys'fees)
or  diminution of
value,   whether  or  not   involving  a  third-party
claim   (collectively,
"Damages"), arising, directly or indirectly, from or in connection with:,
Sellers, jointly and severally, will indemnify and hold harmless Buyer, the
Company, and the other Indemnified Persons for, and will pay to Buyer, the
Company, and the other Indemnified Persons the amount of, any Damages
(including costs of cleanup, containment, or other remediation) arising, directly or indirectly, from or in connection with any Environmental, Health, and Safety Liabilities arising out of or relating to: (i)
(A) the ownership,
operation, or condition at any time on or prior to the Closing Date of the
Facilities or any other properties and assets used by the Company, or any
Hazardous Materials or other contaminants that were present on the Facilities or such other properties and assets at any time on or prior to the Closing
Date; or (ii) any Hazardous Materials or other contaminants, wherever located, that were, or were allegedly, generated, transported, stored, treated, Released, or otherwise handled by Sellers or the Company or by any other Person for whose conduct they are or may be held responsible at any time on or prior to the Closing Date.

      10.4 Indemnification and Payment of Damages by Buyer. Buyer will indemnify and hold harmless Sellers, and will pay to Sellers the amount of any Damages arising, directly or indirectly, from or in connection with (a) any Breach of any representation or warranty made by Buyer in this Agreement or in any certificate delivered by Buyer pursuant to this Agreement, (b) any
Breach by Buyer of any covenant or obligation of Buyer in this Agreement, or
(c) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by such Person with Buyer (or any Person acting on its behalf) in connection with any of the Contemplated Transactions. Notwithstanding the foregoing, in the case of any Damages arising out of a third party claim brought against Parent based on the conduct of its business as a whole (as opposed to just the business of Drake), Parent will pay any reasonable defense costs related thereto. The remedies provided in this Section 10.4 will not be exclusive of or limit any other remedies that may be available to
Sellers.

      10.5  Time  Limitations.  If the Closing  occurs,
Sellers  will have no
liability   (for   indemnification   or   otherwise)   with
respect  to  any
representation  or warranty,  or covenant or  obligation  to be performed  and
complied  with prior to the Closing  Date,  other than those in Sections  3.3,
3.11,  3.13  (with  respect to matters  other than Tax),
3.19,  3.23 and 3.24
unless on or before the second  anniversary of the Closing
Date Buyer notifies
Sellers of a claim  specifying  the factual  basis of that
claim in reasonable
detail to the  extent  then known by Buyer;  a claim  with
respect to Section
3.11,  3.13,  3.23 or 3.24  shall be made  within  the
applicable  statute of
limitations;  a claim  with  respect  to  Sections  3.3 or
3.19 or a claim for
indemnification  or reimbursement  based upon any covenant
or obligation to be
performed and complied  with after the Closing Date,  may be made at any time.
If the Closing occurs,  Buyer will have no liability (for
indemnification  or
otherwise)  with respect to any  representation  or
warranty,  or covenant or
obligation  to be  performed  and  complied  with prior to
the  Closing  Date,
unless on or before the second  anniversary  from the
Closing  Date,  Sellers
notify  Buyer  of a claim  specifying  the  factual  basis
of that  claim  in
reasonable  detail  to  the  extent  then  known  by
Sellers;   a  claim  for
indemnification or reimbursement based upon any covenant or obligation to be performed or complied with after the Closing Date may be made at any time.
Notwithstanding the foregoing, no party hereto shall waive any applicable statute of limitations with respect to any third party claim.

      10.6  Limitations  on Amount -- Sellers.  Sellers will
have no liability
(for  indemnification  or otherwise) with respect to the
matters  described in
Section 10.2      Indemnification   and   Payment  of
Damages  by   Sellers.
Sellers, jointly and severally, will indemnify and hold harmless Buyer, the
Company, and their respective Representatives, stockholders, controlling persons, and Affiliates (collectively, the "Indemnified Persons") for, and will pay to the Indemnified Persons the amount of, any loss, liability, claim, damage (including incidental and consequential damages), expense
(including costs of investigation and defense and reasonable attorneys'fees) or diminution of value, whether or not involving a third-party claim
(collectively, "Damages"), arising, directly or indirectly, from or in connection with: until the total of all Damages with respect to such matters exceeds $25,000, and once such threshold is met, Sellers shall be liable for all Damages, including, without limitation, such $25,000. However, this
Section  Error!  Not a valid  bookmark  self-reference.
will not apply to any
intentional Breach by any Seller of any representation, warranty, covenant or obligation, and Sellers will be jointly and severally liable for all Damages with respect to such Breaches.

      10.7  Limitations  on Amount --  Buyers.  Buyer  will
have no  liability
(for  indemnification  or otherwise) with respect to the
matters  described in
Section 10.4      Indemnification  and  Payment  of  Damages
by Buyer.  Buyer
will indemnify and hold harmless  Sellers,  and will pay to
Sellers the amount
of any Damages  arising,  directly or indirectly,  from or
in connection  with
(a) any  Breach  of any  representation  or  warranty  made
by  Buyer  in this
Agreement  or  in  any  certificate   delivered  by  Buyer
pursuant  to  this
Agreement, (b) any Breach by Buyer of any covenant or obligation of Buyer in this Agreement, or (c) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by such Person with Buyer (or any Person acting on its behalf) in connection with any of the Contemplated Transactions. until the total of all Damages with respect to such matters exceeds $25,000, and once such threshold is met, Buyer shall be liable for all Damages, including, without limitation, such $25,000. However, this Section Error! Not a valid bookmark self-reference. will not apply to any intentional Breach by Buyer of any representation, warranty, covenant or obligation, and Buyer will be liable for all Damages with respect to such Breaches.

      10.8  Procedure For Indemnification -- Third Party
Claims.

            (a)   Promptly  after  receipt  by  an
indemnified   party  under
Section 10.2      Indemnification   and   Payment  of
Damages  by   Sellers.
Sellers,  jointly and severally,  will indemnify and hold
harmless Buyer,  the
Company,  and  their  respective  Representatives,
stockholders,  controlling
persons,  and Affiliates  (collectively,  the "Indemnified
Persons") for, and
will pay to the  Indemnified  Persons  the  amount  of,  any loss,  liability,
claim,  damage  (including  incidental  and  consequential
damages),  expense
(including costs of investigation  and defense and
reasonable  attorneys'fees)
or  diminution  of  value,  whether  or  not  involving  a
third-party  claim
(collectively,  "Damages"),  arising,  directly  or
indirectly,  from  or  in
connection with:, 10.4  Indemnification  and  Payment  of
Damages  by  Buyer.
Buyer will  indemnify and hold harmless  Sellers,  and will
pay to Sellers the
amount of any Damages arising,  directly or indirectly,
from or in connection
with (a) any Breach of any  representation  or warranty
made by Buyer in this
Agreement  or  in  any  certificate   delivered  by  Buyer
pursuant  to  this
Agreement,  (b) any Breach by Buyer of any covenant or
obligation of Buyer in
this Agreement,  or (c) any claim by any Person for
brokerage or finder's fees
or commissions or similar  payments based upon any agreement or  understanding
alleged to have been made by such Person  with Buyer (or any
Person  acting on
its behalf) in connection with any of the Contemplated
Transactions.,  or (to
the extent provided in the last sentence of Section 10.3
Indemnification
and  Payment of Damages by Sellers --  Environmental
Matters.  In addition to
the provisions of Section 10.2      Indemnification and
Payment of Damages by
Sellers.  Sellers,  jointly and  severally,  will  indemnify and hold harmless
Buyer,  the  Company,  and  their  respective
Representatives,  stockholders,
controlling persons, and Affiliates (collectively,  the
"Indemnified Persons")
for,  and will  pay to the  Indemnified  Persons  the
amount  of,  any  loss,
liability,  claim,  damage (including  incidental and
consequential  damages),
expense   (including  costs  of  investigation   and
defense  and  reasonable
attorneys'fees)   or  diminution   of  value,   whether  or
not  involving  a
third-party claim (collectively,  "Damages"), arising,
directly or indirectly,
from or in connection with:,  Sellers,  jointly and
severally,  will indemnify
and hold harmless Buyer, the Company,  and the other
Indemnified  Persons for,
and will pay to Buyer,  the  Company,  and the other
Indemnified  Persons the
amount of, any  Damages  (including  costs of cleanup,
containment,  or other
remediation)  arising,  directly or  indirectly,  from or in connection  with)
Section 10.3      Indemnification  and  Payment  of  Damages
by  Sellers  --
Environmental Matters.  In addition to the provisions of
Section 10.2
Indemnification  and  Payment of  Damages by  Sellers.
Sellers,  jointly  and
severally,  will  indemnify and hold harmless  Buyer,  the
Company,  and their
respective Representatives,  stockholders, controlling
persons, and Affiliates
(collectively,   the   "Indemnified   Persons")  for,  and
will  pay  to  the
Indemnified  Persons  the  amount  of,  any  loss,
liability,  claim,  damage
(including incidental and consequential damages),  expense
(including costs of
investigation  and defense and  reasonable  attorneys'fees)
or  diminution of
value,   whether  or  not   involving  a  third-party
claim   (collectively,
"Damages"), arising, directly or indirectly, from or in connection with:,
Sellers, jointly and severally, will indemnify and hold harmless Buyer, the
Company, and the other Indemnified Persons for, and will pay to Buyer, the
Company, and the other Indemnified Persons the amount of, any Damages
(including costs of cleanup, containment, or other remediation) arising, directly or indirectly, from or in connection with of notice of the commencement of any Proceeding against it, such indemnified party will, if a claim is to be made against an indemnifying party under such Section, give notice to the indemnifying party of the commencement of such claim, but the failure to notify the indemnifying party will not relieve the indemnifying party of any liability that it may have to any indemnified party, except to the extent that the indemnifying party demonstrates that the defense of such action is prejudiced by the indemnifying party's failure to give such notice.

            (b)   If any Proceeding referred to in Section
(a)    Promptly
after receipt by an indemnified party under Section 10.2
Indemnification
and  Payment of Damages by  Sellers.  Sellers,  jointly  and severally,  will
indemnify  and  hold  harmless  Buyer,  the  Company,   and
their  respective
Representatives,    stockholders,    controlling   persons,
and   Affiliates
(collectively,   the   "Indemnified   Persons")  for,  and
will  pay  to  the
Indemnified  Persons  the  amount  of,  any  loss,
liability,  claim,  damage
(including incidental and consequential damages),  expense
(including costs of
investigation  and defense and  reasonable  attorneys'fees)
or  diminution of
value,   whether  or  not   involving  a  third-party
claim   (collectively,
"Damages"), arising, directly or indirectly, from or in
connection      , 10.4
with:Indemnification  and  Payment of Damages by Buyer.
Buyer will  indemnify
and hold harmless  Sellers,  and will pay to Sellers the
amount of any Damages
arising, directly or indirectly,  from or in connection with
(a) any Breach of
any  representation  or  warranty  made by Buyer in this
Agreement  or in any
certificate  delivered by Buyer pursuant to this Agreement,
(b) any Breach by
Buyer of any covenant or  obligation  of Buyer in this
Agreement,  or (c) any
claim by any Person for brokerage or finder's fees or
commissions  or similar
payments based upon any agreement or  understanding  alleged to have been made
by such Person with Buyer (or any Person  acting on its
behalf) in  connection
with any of the Contemplated Transactions.,  or (to the
extent provided in the
last sentence of Section 10.3 Indemnification  and  Payment
of  Damages  by
Sellers --  Environmental  Matters.  In addition to the
provisions of Section
10.2              Indemnification   and   Payment  of
Damages  by   Sellers.
Sellers,  jointly and severally,  will indemnify and hold
harmless Buyer,  the
Company,  and  their  respective  Representatives,
stockholders,  controlling
persons,  and Affiliates  (collectively,  the "Indemnified
Persons") for, and
will pay to the  Indemnified  Persons  the  amount  of,  any loss,  liability,
claim,  damage  (including  incidental  and  consequential
damages),  expense
(including costs of investigation  and defense and
reasonable  attorneys'fees)
or  diminution  of  value,  whether  or  not  involving  a
third-party  claim
(collectively,  "Damages"),  arising,  directly  or
indirectly,  from  or  in
connection  with:,  Sellers,  jointly and  severally,  will
indemnify and hold
harmless Buyer, the Company,  and the other Indemnified
Persons for, and will
pay to Buyer, the Company,  and the other  Indemnified
Persons the amount of,
any Damages  (including costs of cleanup,  containment,  or
other remediation)
arising, directly or indirectly, from or in connection with)
Section 10.3
Indemnification  and Payment of Damages by Sellers --
Environmental  Matters.
In addition to the provisions of Section 10.2
Indemnification  and  Payment
of Damages by Sellers.  Sellers,  jointly and  severally,
will  indemnify and
hold  harmless  Buyer,  the  Company,  and their  respective
Representatives,
stockholders,   controlling   persons,  and  Affiliates
(collectively,   the
"Indemnified  Persons")  for,  and will  pay to the
Indemnified  Persons  the
amount  of, any loss,  liability,  claim,  damage
(including  incidental  and
consequential damages),  expense (including costs of
investigation and defense
and  reasonable  attorneys'fees)  or  diminution  of  value, whether  or  not
involving a third-party claim (collectively,  "Damages"),
arising, directly or
indirectly,  from or in connection with:, Sellers, jointly
and severally, will
indemnify  and hold harmless  Buyer,  the Company,  and the
other  Indemnified
Persons for, and will pay to Buyer,  the  Company,  and the
other  Indemnified
Persons the amount of, any Damages  (including costs of
cleanup,  containment,
or other remediation) arising,  directly or indirectly,
from or in connection
with  of  notice  of the  commencement  of any  Proceeding
against  it,  such
indemnified  party  will,  if a claim is to be made  against an  indemnifying
party  under  such  Section,  give  notice  to the
indemnifying  party of the
commencement of such claim, but the failure to notify the
indemnifying  party
will not relieve the  indemnifying  party of any liability
that it may have to
any  indemnified  party,  except to the  extent  that the
indemnifying  party
demonstrates   that  the  defense  of  such  action  is
prejudiced   by  the
indemnifying  party's  failure  to give such  notice.  is
brought  against an
indemnified  party  and it  gives  notice  to the
indemnifying  party  of the
commencement  of such  Proceeding,  the  indemnifying  party will,  unless the
claim involves  Taxes,  be entitled to participate in such
Proceeding and, to
the extent that it wishes (unless (i) the  indemnifying
party is also a party
to such  Proceeding and the  indemnified  party  determines
in good faith that
joint  representation  would be inappropriate,  or (ii) the
indemnifying party
fails  to  provide  reasonable  assurance  to  the
indemnified  party  of its
financial capacity to defend such Proceeding and provide
indemnification with
respect to such  Proceeding),  to assume the defense of such
Proceeding  with
counsel  reasonably  satisfactory to the  indemnified  party and, after notice
from the  indemnifying  party to the  indemnified  party  of its  election  to
assume the defense of such  Proceeding,  the  indemnifying
party will not, as
long as it  diligently  conducts such  defense,  be liable
to the  indemnified
party under this Section 10.  INDEMNIFICATION;  REMEDIES for any fees of other
counsel or any other expenses with respect to the defense of such  Proceeding,
in each case  subsequently  incurred by the  indemnified
party in  connection
with  the  defense  of  such  Proceeding,   other  than
reasonable  costs  of
investigation. If the indemnifying party assumes the defense of a Proceeding,
(i) it will be conclusively established for purposes of this Agreement that the claims made in that Proceeding are within the scope of and subject to indemnification; (ii) no compromise or settlement of such claims may be effected by the indemnifying party without the indemnified party's consent unless (A) there is no finding or admission of any violation of Legal
Requirements or any violation of the rights of any Person and no effect on any other claims that may be made against the indemnified party, and (B) the sole relief provided is monetary damages that are paid in full by the indemnifying party; and (iii) the indemnified party will have no liability with respect to any compromise or settlement of such claims effected without its consent. If notice is given to an indemnifying party of the commencement of any Proceeding and the indemnifying party does not, within ten days after the indemnified party's notice is given, give notice to the indemnified party of its election to assume the defense of such Proceeding, the indemnifying party will be bound by any determination made in such Proceeding or any compromise or settlement effected by the indemnified party, absent gross negligence or willful misconduct on the part of the indemnified party.
Notwithstanding the foregoing, the indemnified party in such cases shall use its reasonable best efforts to provide notice of material events in any
Proceeding and attempt to obtain the consent of the indemnifying party to any compromise or settlement.

            (c) Notwithstanding the foregoing, if an indemnified party determines in good faith that there is a reasonable probability that a
Proceeding may adversely affect it or its affiliates other than as a result of monetary damages for which it would be entitled to indemnification under this Agreement, the indemnified party may, by notice to the indemnifying party, assume the exclusive right to defend, compromise, or settle such
Proceeding, but the indemnifying party will not be bound by any determination of a Proceeding so defended or any compromise or settlement effected without its consent (which may not be unreasonably withheld).

            (d) Sellers and Buyer hereby consent to the non-exclusive jurisdiction of any court in which a Proceeding is brought against any
Indemnified Person for purposes of any claim that an Indemnified Person may have under this Agreement with respect to such Proceeding or the matters alleged therein, and agree that process may be served on Sellers or Buyer with respect to such a claim anywhere in the world.

      10.9  Procedure  for  Indemnification  --  Other
Claims.  A  claim  for
indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

      10.10 Insurance Coverages. Notwithstanding any of the foregoing, an indemnifying party shall not be liable for the amount of damages recovered by the indemnified party from any insurance policies unless otherwise agreed to by the parties, and this indemnification shall not be interpreted or construed, and the parties do not intend it, to negate or limit any such coverages.







                            11. Dispute Resolution

      11.1 Dispute Defined. As used in this Agreement, "Dispute" shall mean any dispute or disagreement between the Buyer and the Sellers concerning the interpretation of this Agreement, the validity of this Agreement, any breach or alleged breach by any party under this Agreement or any other matter relating in any way to this Agreement.

      11.2  Dispute Resolution Procedures.

            (a)   If  a  Dispute   arises,   the  parties
shall  follow  the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve  any such  Dispute by  nonbinding  mediation.
Either the Buyer or the
Sellers  may  initiate  a  nonbinding  mediation  proceeding by a request  in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"), and both parties will then be obligated to engage in a mediation.
The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business
Disputes, with the following exceptions: of this Agreement. If a negotiator intends to be accompanied at a meeting by legal counsel, the other negotiator shall be given at least three business days' notice of such intention and may also be accompanied by legal counsel.

            (b)   If the Dispute is not resolved by
negotiations  pursuant to
Section (a)       If  a  Dispute   arises,   the  parties
shall  follow  the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve  any such  Dispute by  nonbinding  mediation.
Either the Buyer or the
Sellers  may  initiate  a  nonbinding  mediation  proceeding by a request  in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"), and both parties will then be obligated to engage in a mediation.
The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business
Disputes, with the following exceptions: of this Agreement. If a negotiator intends to be accompanied at a meeting by legal counsel, the other negotiator shall be given at least three business days' notice of such intention and may also be accompanied by legal counsel., the parties shall attempt in good faith to resolve any such Dispute by nonbinding mediation. Either the Buyer or the Sellers may initiate a nonbinding mediation proceeding by a request in writing to the other party (the "Mediation Request"), and both parties will then be obligated to engage in a mediation. The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model
Procedure for Mediation of Business Disputes, with the following exceptions:

                  (i)   if the  parties  have not  agreed
within 15  calendar
            days of the  Mediation  Request  on the
selection  of a  mediator
            willing to serve, CPR, upon the request of either the Buyer or the Sellers,  shall appoint a member of the CPR
Panels of Neutrals
            as the mediator, and

                  (ii)  efforts to reach a settlement  will
continue until the
            conclusion of the proceedings, which shall be deemed to occur upon the earliest of the date that: (A) a written settlement is reached, or (B) the mediator concludes and informs the parties in writing that further efforts would not be useful, or (C) the parties agree in writing that an impasse has been reached, or (D)
            a period of 30 calendar days has passed since the Mediation
            Request and none of the events specified in the foregoing clauses
            (A), (B) or (C) has occurred. No party may withdraw before the conclusion of the proceeding.

            (c)   If a Dispute is not  resolved  by
negotiation  pursuant  to
Section (a)       If  a  Dispute   arises,   the  parties
shall  follow  the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve  any such  Dispute by  nonbinding  mediation.
Either the Buyer or the
Sellers  may  initiate  a  nonbinding  mediation  proceeding by a request  in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.  of this  Agreement or by  mediation
pursuant to Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve  any such  Dispute by  nonbinding  mediation.
Either the Buyer or the
Sellers  may  initiate  a  nonbinding  mediation  proceeding by a request  in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.,  the parties
shall  attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement  within 70 calendar days after initiation
of the negotiation
process pursuant to Section (a)     If a Dispute  arises,
the  parties  shall
follow  the  procedures  specified  in this  Article  11.
The  parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either the Buyer or the  Sellers may give the other  party
written  notice of
any Dispute not resolved in the normal  course of business.
The parties shall
meet at a mutually  acceptable  time and place  within 15
calendar  days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the  Dispute  has not been  resolved  by the
parties  within  30
calendar days of the disputing  party's notice, or if the
parties fail to meet
within such 15  calendar  days,  either the Buyer or the
Sellers may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either the Buyer or the  Sellers may give the other  party
written  notice of
any Dispute not resolved in the normal  course of business.
The parties shall
meet at a mutually  acceptable  time and place  within 15
calendar  days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the  Dispute  has not been  resolved  by the
parties  within  30
calendar days of the disputing  party's notice, or if the
parties fail to meet
within such 15  calendar  days,  either the Buyer or the
Sellers may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either the Buyer or the  Sellers may give the other  party
written  notice of
any Dispute not resolved in the normal  course of business.
The parties shall
meet at a mutually  acceptable  time and place  within 15
calendar  days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the  Dispute  has not been  resolved  by the
parties  within  30
calendar days of the disputing  party's notice, or if the
parties fail to meet
within such 15  calendar  days,  either the Buyer or the
Sellers may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations  pursuant to Section  11.2(a),  the parties
shall attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"), and both parties will then be obligated to engage in a mediation.
The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business
Disputes, with the following exceptions: of this Agreement. If a negotiator intends to be accompanied at a meeting by legal counsel, the other negotiator shall be given at least three business days' notice of such intention and may also be accompanied by legal counsel., such Dispute and any other claims arising out of or relating to this Agreement may be heard, adjudicated and determined by arbitration before a single arbitrator pursuant to the rules of the American Arbitration Association ("AAA").
Arbitration may be commenced
at any time by any party hereto giving written notice to each other party to a dispute that such a dispute has been referred to arbitration under this
Section 11.2. The arbitrator shall be selected by the joint agreement of the parties, but if they do not so agree within 20 days after the date of the notice referred to in the preceding sentence, the selection shall be made pursuant to the rules from the panels of arbitrators maintained by the AAA.
Any award rendered by the arbitrator shall be conclusive and binding upon the parties hereto; provided, however, that any such award shall be accompanied by a written opinion of the arbitrator giving the reasons for the award.
This provision for arbitration shall be specifically enforceable by the parties, and the decision of the arbitrator in accordance herewith shall be final and binding and there shall be no right of appeal therefrom. Unless otherwise designated by the arbitrator as a result of fault, each party shall pay its own expenses of arbitration and the expenses of the arbitrator shall be equally shared.

      11.3  Provisional   Remedies.   At  any  time   during
the   procedures
specified in Sections (a)     If a Dispute  arises,  the
parties  shall follow
the  procedures  specified  in this  Article  11. The
parties  shall  promptly
attempt to resolve any Dispute by negotiations between
themselves.  Either the
Buyer or the Sellers may give the other  party  written
notice of any Dispute
not  resolved in the normal  course of business.  The
parties  shall meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve  any such  Dispute by  nonbinding  mediation.
Either the Buyer or the
Sellers  may  initiate  a  nonbinding  mediation  proceeding by a request  in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be accompanied by legal counsel. and (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.,  the parties
shall  attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement, a party may seek
a  preliminary  injunction  or other  provisional  judicial
relief  if in its
judgment such action is necessary to avoid  irreparable
damage or to preserve
the status quo. Despite such action,  the parties will
continue to participate
in good faith in the procedures specified in Section (a)
If    a    Dispute
arises, the parties shall follow the procedures  specified
in this Article 11.
The parties  shall  promptly  attempt to resolve  any
Dispute by  negotiations
between  themselves.  Either the Buyer or the Sellers may
give the other party
written  notice of any Dispute not resolved in the normal
course of business.
The  parties  shall meet at a  mutually  acceptable  time
and place  within 15
calendar days after  delivery of such notice,  and
thereafter as often as they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.,  the parties
shall  attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be accompanied by legal counsel. and
(b)   If       the
Dispute is not resolved by negotiations pursuant to Section
(a)   If         a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not resolved by negotiations pursuant to Section
(a)   If         a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not resolved by negotiations pursuant to Section
(a)   If         a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not  resolved  by  negotiations  pursuant to
Section  11.2(a),  the
parties  shall attempt in good faith to resolve any such
Dispute by nonbinding
mediation.  Either  the  Buyer  or  the  Sellers  may
initiate  a  nonbinding
mediation  proceeding  by a  request  in  writing  to  the
other  party  (the
"Mediation  Request"),  and both parties will then be
obligated to engage in a
mediation.  The  proceeding  will be  conducted  in
accordance  with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"), and both parties will then be obligated to engage in a mediation.
The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business
Disputes, with the following exceptions: of this Agreement. If a negotiator intends to be accompanied at a meeting by legal counsel, the other negotiator shall be given at least three business days' notice of such intention and may also be accompanied by legal counsel., the parties shall attempt in good faith to resolve any such Dispute by nonbinding mediation. Either the Buyer or the Sellers may initiate a nonbinding mediation proceeding by a request in writing to the other party (the "Mediation Request"), and both parties will then be obligated to engage in a mediation. The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model
Procedure for Mediation of Business Disputes, with the following exceptions:
of this Agreement. If a negotiator intends to be accompanied at a meeting by legal counsel, the other negotiator shall be given at least three business days' notice of such intention and may also be accompanied by legal counsel., the parties shall attempt in good faith to resolve any such Dispute by nonbinding mediation. Either the Buyer or the Sellers may initiate a nonbinding mediation proceeding by a request in writing to the other party
(the "Mediation Request"), and both parties will then be obligated to engage in a mediation. The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of
Business Disputes, with the following exceptions:.

      11.4  Tolling  Statue  of  Limitations.   All
applicable   statutes  of
limitation  and defenses  based upon the passage of time
shall be tolled while
the procedures specified in Sections (a)  If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either the Buyer or the  Sellers may give the other  party
written  notice of
any Dispute not resolved in the normal  course of business.
The parties shall
meet at a mutually  acceptable  time and place  within 15
calendar  days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the  Dispute  has not been  resolved  by the
parties  within  30
calendar days of the disputing  party's notice, or if the
parties fail to meet
within such 15  calendar  days,  either the Buyer or the
Sellers may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either the Buyer or the  Sellers may give the other  party
written  notice of
any Dispute not resolved in the normal  course of business.
The parties shall
meet at a mutually  acceptable  time and place  within 15
calendar  days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the  Dispute  has not been  resolved  by the
parties  within  30
calendar days of the disputing  party's notice, or if the
parties fail to meet
within such 15  calendar  days,  either the Buyer or the
Sellers may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either the Buyer or the  Sellers may give the other  party
written  notice of
any Dispute not resolved in the normal  course of business.
The parties shall
meet at a mutually  acceptable  time and place  within 15
calendar  days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the  Dispute  has not been  resolved  by the
parties  within  30
calendar days of the disputing  party's notice, or if the
parties fail to meet
within such 15  calendar  days,  either the Buyer or the
Sellers may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations  pursuant to Section  11.2(a),  the parties
shall attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be accompanied by legal counsel. and (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.,  the parties
shall  attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"), and both parties will then be obligated to engage in a mediation.
The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business
Disputes, with the following exceptions: of this Agreement are pending. The parties will take such action, if any, as is required to effectuate such tolling.

      11.5 Performance to Continue. Each party shall continue to perform its or his obligations under this Agreement pending final resolution of any
Dispute.

      11.6  Extension of Deadlines.  All  deadlines
specified in this Article
11 may be extended by mutual agreement between the parties.

      11.7  Enforcement.  The parties  regard the
obligations in this Article
11 to  constitute  an essential  provision of this
Agreement  and one that is
legally  binding on them.  In case of a violation of the
obligations  in this
Article 11 by either the Buyer or the  Sellers,  the other
party may bring an
action to seek  enforcement of such  obligations in any
state or federal court
specified in Section (c)      If a  Dispute  is not
resolved  by  negotiation
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve  any such  Dispute by  nonbinding  mediation.
Either the Buyer or the
Sellers  may  initiate  a  nonbinding  mediation  proceeding by a request  in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.  of this  Agreement or by  mediation
pursuant to Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve  any such  Dispute by  nonbinding  mediation.
Either the Buyer or the
Sellers  may  initiate  a  nonbinding  mediation  proceeding by a request  in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.,  the parties
shall  attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement  within 70 calendar days after initiation
of the negotiation
process pursuant to Section (a)     If a Dispute  arises,
the  parties  shall
follow  the  procedures  specified  in this  Article  11.
The  parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either the Buyer or the  Sellers may give the other  party
written  notice of
any Dispute not resolved in the normal  course of business.
The parties shall
meet at a mutually  acceptable  time and place  within 15
calendar  days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the  Dispute  has not been  resolved  by the
parties  within  30
calendar days of the disputing  party's notice, or if the
parties fail to meet
within such 15  calendar  days,  either the Buyer or the
Sellers may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either the Buyer or the  Sellers may give the other  party
written  notice of
any Dispute not resolved in the normal  course of business.
The parties shall
meet at a mutually  acceptable  time and place  within 15
calendar  days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the  Dispute  has not been  resolved  by the
parties  within  30
calendar days of the disputing  party's notice, or if the
parties fail to meet
within such 15  calendar  days,  either the Buyer or the
Sellers may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either the Buyer or the  Sellers may give the other  party
written  notice of
any Dispute not resolved in the normal  course of business.
The parties shall
meet at a mutually  acceptable  time and place  within 15
calendar  days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the  Dispute  has not been  resolved  by the
parties  within  30
calendar days of the disputing  party's notice, or if the
parties fail to meet
within such 15  calendar  days,  either the Buyer or the
Sellers may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations  pursuant to Section  11.2(a),  the parties
shall attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"), and both parties will then be obligated to engage in a mediation.
The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business
Disputes, with the following exceptions: of this Agreement. If a negotiator intends to be accompanied at a meeting by legal counsel, the other negotiator shall be given at least three business days' notice of such intention and may also be accompanied by legal counsel., such Dispute and any other claims arising out of or relating to this Agreement may be heard, adjudicated and determined by arbitration .

      11.8  Costs.  The parties shall pay their own costs,
fees, and expenses
incurred in connection with the application of the
provisions of Sections (a)
If a Dispute  arises,  the parties  shall follow the
procedures  specified in
this Article 11. The parties shall promptly  attempt to
resolve any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not resolved by negotiations pursuant to Section
(a)   If         a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not resolved by negotiations pursuant to Section
(a)   If         a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not  resolved  by  negotiations  pursuant to
Section  11.2(a),  the
parties  shall attempt in good faith to resolve any such
Dispute by nonbinding
mediation.  Either  the  Buyer  or  the  Sellers  may
initiate  a  nonbinding
mediation  proceeding  by a  request  in  writing  to  the
other  party  (the
"Mediation  Request"),  and both parties will then be
obligated to engage in a
mediation.  The  proceeding  will be  conducted  in
accordance  with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.,  the parties
shall  attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such  intention and may also be  accompanied by legal counsel.
and (b)  If the Dispute is not  resolved by  negotiations
pursuant to Section
(a)      If  a  Dispute  arises,  the  parties  shall
follow  the  procedures
specified in this Article 11. The parties  shall  promptly
attempt to resolve
any  Dispute  by  negotiations  between  themselves.  Either the Buyer or the
Sellers may give the other party  written  notice of any
Dispute not  resolved
in the  normal  course of  business.  The  parties  shall
meet at a  mutually
acceptable  time and place  within 15  calendar  days after
delivery  of such
notice,  and  thereafter  as  often  as they  reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by negotiations  between  themselves.
Either the Buyer
or the  Sellers  may give the other  party  written  notice
of any Dispute not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within 15 calendar days after delivery of
such notice,  and thereafter as often as they reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been  resolved by the parties  within 30
calendar  days of the
disputing  party's  notice,  or if the  parties  fail to
meet  within  such 15
calendar  days,  either the Buyer or the Sellers  may
initiate  mediation  as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve  any such  Dispute by  nonbinding  mediation.
Either the Buyer or the
Sellers  may  initiate  a  nonbinding  mediation  proceeding by a request  in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.,  the parties
shall  attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  In addition, the fees and expenses of
CPR and the mediator
in connection with the application of the provisions of
Section (b)     If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not resolved by negotiations pursuant to Section
(a)   If         a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not resolved by negotiations pursuant to Section
(a)   If         a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not  resolved  by  negotiations  pursuant to
Section  11.2(a),  the
parties  shall attempt in good faith to resolve any such
Dispute by nonbinding
mediation.  Either  the  Buyer  or  the  Sellers  may
initiate  a  nonbinding
mediation  proceeding  by a  request  in  writing  to  the
other  party  (the
"Mediation  Request"),  and both parties will then be
obligated to engage in a
mediation.  The  proceeding  will be  conducted  in
accordance  with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"), and both parties will then be obligated to engage in a mediation.
The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business
Disputes, with the following exceptions: of this Agreement. If a negotiator intends to be accompanied at a meeting by legal counsel, the other negotiator shall be given at least three business days' notice of such intention and may also be accompanied by legal counsel., the parties shall attempt in good faith to resolve any such Dispute by nonbinding mediation. Either the Buyer or the Sellers may initiate a nonbinding mediation proceeding by a request in writing to the other party (the "Mediation Request"), and both parties will then be obligated to engage in a mediation. The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model
Procedure for Mediation of Business Disputes, with the following exceptions:
of this Agreement. If a negotiator intends to be accompanied at a meeting by legal counsel, the other negotiator shall be given at least three business days' notice of such intention and may also be accompanied by legal counsel., the parties shall attempt in good faith to resolve any such Dispute by nonbinding mediation. Either the Buyer or the Sellers may initiate a nonbinding mediation proceeding by a request in writing to the other party
(the "Mediation Request"), and both parties will then be obligated to engage in a mediation. The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of
Business Disputes, with the following exceptions: of this Agreement shall be borne 50% by the Buyer and 50% by the Sellers.

      11.9  Replacement.  If CPR is no  longer  in  business
or is  unable or
refuses or declines to act or to continue to act under
Section (b)      If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not resolved by negotiations pursuant to Section
(a)   If         a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not resolved by negotiations pursuant to Section
(a)   If         a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations between themselves.  Either the Buyer or the
Sellers may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within 15 calendar  days after  delivery of such  notice,
and  thereafter  as
often as they reasonably deem necessary,  to exchange
relevant information and
to attempt to resolve the  Dispute.  If the  Dispute has not been  resolved by
the parties  within 30 calendar days of the disputing
party's  notice,  or if
the parties  fail to meet within  such 15 calendar  days,
either the Buyer or
the Sellers may initiate mediation as provided in Section
(b)     If       the
Dispute is not  resolved  by  negotiations  pursuant to
Section  11.2(a),  the
parties  shall attempt in good faith to resolve any such
Dispute by nonbinding
mediation.  Either  the  Buyer  or  the  Sellers  may
initiate  a  nonbinding
mediation  proceeding  by a  request  in  writing  to  the
other  party  (the
"Mediation  Request"),  and both parties will then be
obligated to engage in a
mediation.  The  proceeding  will be  conducted  in
accordance  with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.,  the parties
shall  attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business Disputes,  with the following  exceptions:  of this
Agreement for any
reason, then the functions specified in Section (b)   If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either the Buyer or the Sellers may give the
other party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties shall meet at a mutually  acceptable time and place
within 15 calendar
days  after  delivery  of  such  notice,  and  thereafter
as  often  as  they
reasonably deem necessary,  to exchange relevant information and to attempt to
resolve  the  Dispute.  If the  Dispute  has not been
resolved by the parties
within 30 calendar days of the  disputing  party's  notice,
or if the parties
fail to meet  within such 15  calendar  days,  either the
Buyer or the Sellers
may initiate mediation as provided in Section (b)     If
the  Dispute  is not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three  business days' notice of such intention and may
also be  accompanied  by legal  counsel.,  the parties
shall  attempt in good
faith to resolve any such Dispute by  nonbinding  mediation.
Either the Buyer
or the Sellers may initiate a nonbinding  mediation
proceeding by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the other  negotiator  shall be given at
least three business
days' notice of such intention and may also be accompanied
by legal  counsel.,
the  parties  shall  attempt  in good  faith to  resolve
any such  Dispute by
nonbinding  mediation.  Either  the  Buyer  or  the  Sellers may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be  given  at least  three  business
days'  notice  of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either  the  Buyer  or  the  Sellers  may  initiate  a
nonbinding   mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"), and both parties will then be obligated to engage in a mediation.
The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business
Disputes, with the following exceptions: to be performed by CPR shall be performed by AAA.

      11.10 Injunctive Relief Notwithstanding any provision to the contrary contained in this Article II, in the event a remedy at law for a breach of any provision would be inadequate, the non-breaching party shall be entitled to seek temporary or permanent injunctive relief.



                            12. GENERAL PROVISIONS

      12.1  Expenses.   Except  as  otherwise   expressly
provided  in  this
Agreement, each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of agents, representatives, counsel, and accountants.

      12.2  Public   Announcements.   Any  public
announcement   or  similar
publicity  with  respect to this  Agreement or the
Contemplated  Transactions
will be  issued,  if at  all,  at  such  time  and in  such
manner  as  Buyer
determines  with  prior  notice,  if  possible,   given  to
Sellers.   Unless
consented to by Buyer in advance or required by Legal
Requirements,  prior to
the Closing Sellers shall, and shall cause the Company to, keep this
Agreement strictly confidential and may not make any disclosure of this
Agreement to any Person. Sellers and Buyer will consult with each other concerning the means by which the Company's employees, customers, and suppliers and others having dealings with the Company will be informed of the
Contemplated Transactions, and Buyer will have the right to be present for any such communication.

      12.3  Confidentiality.  Between  the  date  of  this
Agreement  and the
Closing Date,  Buyer and Sellers will maintain in
confidence,  and will cause
the  directors,  officers,  employees,  agents,  and
advisors of Buyer and the
Company to maintain in  confidence,  any written,  oral, or
other  information
obtained in  confidence,  any written oral, or other
information  obtained in
confidence  from  another  party  or  the  Company  in
connection  with  this
Agreement or the  Contemplated  Transactions,  unless (a)
such  information is
already   known  to  such   party  or  to  others  not
bound  by  a  duty  of
confidentiality or such information becomes publicly available through no fault of such party, (b) the use of such information is necessary or appropriate in making any filing or obtaining any consent or approval required for the consummation of the Contemplated Transactions, or (c) the furnishing or use of such information is required by or necessary or appropriate in connection with legal proceedings.

      If the Contemplated Transactions are not consummated, each party will return or destroy as much of such written information as the other party may reasonably request.

      12.4  Notices.    All   notices,    consents,
waivers,    and   other
communications  under this  Agreement must be in writing and will be deemed to
have been duly given when (a) delivered by hand (with
written  confirmation of
receipt),  (b) sent by  telecopier  (with  written
confirmation  of receipt),
provided that a copy is mailed by registered mail,  return
receipt  requested,
or (c) when  received by the  addressee,  if sent by a
nationally  recognized
overnight  delivery  service  (receipt   requested),   in
each  case  to  the
appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):







                              The Company or Sellers:
                              Drake Management Services,
Inc.
                              6263 North Scottsdale Road
                              Suite 210
                              Scotsdale, Arizona  85250
                              Facsimile:  (602) 951-9372



                               with a copy to:
                              Bonn, Luscher, Padden &
Wilkins
                              805 North Second Street
                              Phoenix, Arizona  85004
                              Attn:  Jon D. Ehlinger
                              Facsimile:  (602) 254-0656



                              Buyer:

                              Morrison Health Care, Inc.
                              Suite 400
                              1955 Lake Park Drive, S.E.
                              Smyrna, Georgia  30080-3300
                              Attn:  General Counsel
                              Facsimile:  (770) 437-3342


                              with a copy to:

                              Powell, Goldstein, Frazer &
Murphy LLP
                              Sixteenth Floor
                              191 Peachtree Street, N.E.
                              Atlanta, Georgia  30303
                              Attn.:  Thomas R. McNeill,
Esq.
                              Facsimile:  (404) 572-6999

      12.5  Further   Assurances.   The  parties  agree
(a) to  furnish  upon
request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

      12.6 Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this
Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and
(c) no  notice to or
demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

      12.7  Entire Agreement and Modification.  This
Agreement  supersedes all
prior  agreements  between the  parties  with  respect to
its  subject  matter
(including  the Letter of Intent  between Buyer and Sellers
dated  December 5,
1997)  and  constitutes   (along  with  the  documents
referred  to  in  this
Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

      12.8  Disclosure Letter.

            (a)   The  disclosures in the  Disclosure
Letter must relate only
to the representations and warranties in the Section of the Agreement to which they expressly relate and not to any other representation or warranty in this Agreement.

            (b) In the event of any inconsistency between the statements in the body of this Agreement and those in the Disclosure Letter (other than an exception expressly set forth as such in the Disclosure Letter with respect to a specifically identified representation or warranty), the statements in the body of this Agreement will control.

      12.9  Assignments,   Successors,  and  No  Third-Party
Rights.  Neither
party may assign any of its rights under this Agreement without the prior consent of the other parties except that Buyer may assign any of its rights under this Agreement to any subsidiary of Buyer. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties.
Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this
Agreement and their successors and assigns.

      12.10 Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this
Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

      12.11 Section Headings,  Construction.  The headings
of Sections in this
Agreement  are  provided  for  convenience   only  and  will
not  affect  its
construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number, as the circumstances require. Unless otherwise expressly provided, the word
"including" does not limit the preceding words or terms.

      12.12 Time of Essence. With regard to all dates and time periods set forth or referred to in this Agreement, time is of the essence.

      12.13 Governing Law. This Agreement will be governed by the laws of the State of Arizona without regard to conflicts of laws principles.

      12.14 Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this
Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.



       [THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY
LEFT BLANK.]


      IN WITNESS WHEREOF, the parties have executed and delivered this
Agreement as of the date first written above.



                                      BUYER:

                                      MORRISON HEALTH CARE,
INC.



                                      By:       /s/ Glenn Davenport
                                         ------------------------
                                      Name:     Glenn Davenport
                                      Title:    President & CEO



                                      THE COMPANY:

                                      DRAKE MANAGEMENT
SERVICES, INC.



                                      By:       /s/ Richard
Drake
                                          ------------------
--------
                                      Name:     Richard
Drake
                                      Title:    President



                                      SELLERS:



                                                Richard
Drake
                                                ------------
-------------------

                                      Drake Family
Revocable  Trust,  Richard
                                      or Dianne Drake
Trustee under  agreement
                                      dated September 17,
1991

                                      By:  Richard Drake,
Trustee





                                                /s/ Richard
Drake
                                                ------------
------------------
                                                RICHARD
DRAKE





                                                /s/  Dianne
L. Drake
                                                ------------
------------------
                                                DIANNE DRAKE





                                                /s/
Philippe Michelin
                                                ------------
------------------
                                                PHILIPPE
MICHELIN









EXHIBIT 10.35

                           ASSET PURCHASE AGREEMENT

      This Asset Purchase Agreement (the "Agreement") is made this 20th day of March, 1998, by Morrison Health Care, Inc., a Georgia corporation (the
"Buyer") and Spectra Services, Inc., a Delaware corporation
(the "Company").

                                   RECITALS

      The  Company   desires  to  sell,   and  Buyer
desires  to   purchase,
substantially all of the assets of the Company and the business as a going concern (collectively, the "Business"), for the consideration and on the terms set forth in this Agreement.

                                  AGREEMENT

      The parties, intending to be legally bound, agree as follows:

                                1. DEFINITIONS

      For purposes of this Agreement, the following terms have the meanings specified or referred to in this Article DEFINITIONS:

      "Accounts Receivable" - as defined in Section 3.6.

      "Affiliate" - with respect to an individual, any family member, any
Person that is directly or indirectly controlled by such individual or such individual's family members, or any Person with respect to which such individual, or a member of such individual's family, serves as a director, officer, partner, executor, or trustee (or similar capacity, and with respect to any Person other than an individual, any person that controls, is controlled by or under common control with such Person, and each Person that serves as a director, officer, partner, executor or trustee (or similar capacity) of such Person.

      "Agreement" - as defined in the Preamble.

      "Applicable Contract" - any Contract (a) under which the Business has or may acquire any rights, (b) under which the Business has or may become subject to any obligation or liability, or (c) by which the Business or any of the Assets is or may become bound.

      "Assets" - shall mean all of the assets of the Business including, without limitation,

            (a)   The  Company's   leasehold   interests  in
any   buildings,
facilities and other structures or improvements located at or related to the
Business;

            (b)   All  machinery,   equipment,  office
furniture  and  tools,
leasehold improvements and other tangible personal property owned by the
Company;

            (c)   All   franchises,    licenses,    permits,
consents   and
certificates of any regulatory, administrative, or other governmental agency or body issued to or held by the Company related to the Business;

            (d) All contracts, agreements, understandings, contract rights, license agreements, purchase and sales orders and other executory commitments of the Company, including, without limitation, all management or service agreements.

            (e) All inventories and supplies located at or related to the
Business;

            (f)   All customer  lists,  vendor  lists,
distributor  or agency
agreements, catalogues, and advertising materials owned by the Company;

            (g) The Company's books and records related to the Business;

            (h)   All prepaid  items  related to the
Business that will accrue
to the Company's benefit;

            (i)   All accounts,  notes,  and other
receivables of the Company
or prepaid accounts or notes, but only to the extent such receivables or payments relate to services to be provided by the Business from and after the
Effective Date;

            (j)   The name "Spectra Services;" and

            (k)   All goodwill relating to the Business;

      provided, however, that Assets shall not include any Excluded Assets held by the Company or any Company Plans.

      "Assumed Liabilities" - the liabilities and obligations of the Company arising from and after the Effective Date under the Applicable Contracts, and such other liabilities as are set forth in Part 2.2 of the Disclosure Letter.

      "Balance Sheet" - as defined in Section 0.

      "Bill of Sale" - as defined in Section 2.5(a)(i).

      "Business" - as defined in the Recitals.

      "Buyer" - as defined in the Preamble.

      "Buyer's Closing Documents" - as defined in Section
4.2(a).

      "Closing" - as defined in Section 0.

      "Closing Date" - the date and time as of which the Closing actually takes place.

      "Company" - as defined in the Preamble.

      "Company  Plans"  -  any  (a)  "employee   welfare
benefit  plans"  and
"employee  pension  benefit  plans" as  defined  in  Section
3(1) and 3(2) of
ERISA; or (b) any other pension, profit sharing, retirement, deferred compensation, stock purchase, stock option, incentive, bonus, vacation, severance, disability, health, hospitalization, automobile, fringe benefit or other employee benefit plan or arrangement, whether written or unwritten, formal or informal, which the Company maintains or to which the Company has any outstanding present or future obligation to contribute or to make payments under.

      "Company's Closing Documents" - as defined in Section
3.2(a).

      "Competing Business" - as defined in Section 3.24.

      "Contemplated  Transactions" - all of the
transactions  contemplated by
this  Agreement,  including:  (a) the  sale of the  Business by the Company to
Buyer;  (b) the  execution,   delivery,  and  performance
of  the  Employment
Agreements, the Noncompetition Agreements, the Earnout Agreement and the Bill of Sale; (c) the performance by Buyer and the Company of their respective covenants and obligations under this Agreement; and
(d) Buyer's  acquisition
and ownership of the Business.

      "Contract"  -  any  agreement,   contract,
obligation,   promise,   or
undertaking (whether written or oral and whether express or implied) that is legally binding.

      "Copyrights" - as defined in Section 3.20(a)(ii).

      "CPR" - as defined in Section 11.2(b).

      "Damages" - as defined in Section 0.

      "Disclosure Letter" - the disclosure letter delivered by the Company to
Buyer concurrently with the execution and delivery of this Agreement.

      "Dispute" - as defined in Section 11.1.

      "Earnout Agreement" - as defined in Section 2.5(a)(v).

      "Effective Date" - March 1, 1998, which shall be the effective date of the Closing.

      "Employment Agreements" - as defined in Section (ii)
employment
agreements  in  the  form  of  Exhibit   2.5(a)(ii),
executed  by  James  W.
HemphillandMark De Iorio (collectively, the "Employment
Agreements");.

      "Encumbrance"  -  any  charge,   claim,   community
property  interest,
condition, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

      "Environment" - soil, land surface or subsurface
strata,  surface waters
(including navigable waters, ocean waters,  streams,  ponds, drainage basins,
and wetlands), groundwaters,  drinking water supply, stream
sediments, ambient
air   (including   indoor  air),   plant  and  animal  life,
and  any  other
environmental medium or natural resource.

      "Environmental,  Health,  and Safety  Liabilities" -
any cost,  damages,
expense, liability,  obligation, or other responsibility
arising from or under
Environmental  Law or  Occupational  Safety and Health  Law
including  fines,
penalties,  financial  responsibility  for cleanup costs,
corrective  action,
removal,  remedial  actions and response  actions,  and any
other  compliance,
corrective,   investigative   or   remedial   measures
required   under  any
Environmental   Law  or   Occupational   Safety  and  Health
Law.  The  terms
"removal,"  "remedial," and "response action," include the
types of activities
covered   by  the  United   States   Comprehensive
Environmental   Response,
Compensation,  and  Liability  Act,  42  U.S.C.   9601  et
seq.,  as  amended
("CERCLA").

      "Environmental Law" - any Legal Requirement that requires or relates to releases of pollutants or hazardous substances or materials, violations of discharge limits, or other prohibitions that relate to the Environment.

      "ERISA" - the  Employee  Retirement  Income  Security
Act of 1974 or any
successor law, and regulations and rules issued pursuant to that Act or any successor law.

      "Excluded Assets" - (a) all cash and accounts receivable held by the
Company related to services rendered prior to the Effective Date, (b) all
Company Plans, (c) the microwave, (d) the refrigerator, and (e) pictures and other personal effects located at the Company's principal place of business in Naperville, Illinois.

      "Facilities" - any real property, leaseholds, or other interests currently or formerly owned or operated by the Company and any buildings, plants, structures, or equipment (including motor vehicles) currently or formerly owned or operated by the Company.

      "GAAP"  -  generally  accepted  United  States
accounting   principles,
applied on a basis consistent with the basis which the Balance Sheet and other financial statements referred to in Section 3.3 were prepared.

      "Governmental Authorization" - any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any Governmental
Body or pursuant to
any Legal Requirement.

      "Governmental Body" - any federal, state, local, municipal, foreign, or other government; or governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, official, or entity and any court or other tribunal).

      "Hazardous Materials" - any waste or other substance that is listed, defined, designated, or classified as, or otherwise determined to be, hazardous, radioactive, or toxic or a pollutant or a contaminant under or pursuant to any Environmental Law, including any admixture or solution thereof, and specifically including petroleum and all derivatives thereof or synthetic substitutes therefor and asbestos or asbestos-containing materials.

      "Initial Purchase Price" - as defined in Section 2.3.

      "Intellectual Property Assets" - as defined in Section
3.20(a).

      "Interest" - shall be the highest one-year rate available at Citibank for a cash or certificate of deposit account as of the Closing Date to be applied to the Conditional Sales Price from the Closing
Date through the date
that the Conditional Sales Price is paid to the Company.

      "IRC" - the Internal Revenue Code of 1986 or any successor law, and regulations issued by the IRS pursuant to the Internal
Revenue Code or any
successor law.

      "IRS" - the United States Internal Revenue Service or any successor agency, and, to the extent relevant, the United States
Department  of the
Treasury.

      "Knowledge" - an individual will be deemed to have "Knowledge" of a particular fact or other matter if: (a) such individual is actually aware of such fact or other matter; or (b) with respect to an officer or director of a
Person, a prudent individual acting in such capacity could reasonably be expected to discover or otherwise become aware of such fact or other matter in the ordinary course of conducting his duties as an officer or director. A
Person (other than an individual) will be deemed to have "Knowledge" of a particular fact or other matter if any individual who is serving, or who has at any time served, as a director, officer, partner, executor, or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter.

      "Legal Requirement" - any federal, state, local, municipal, foreign, international, multinational, or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty.

      "Marks" - as defined in Section 3.20(a)(i).

      "Mary Hospital Account" - the Little Company of Mary
Hospital
(Evergreen Park, Illinois) account.

      "Mediation Request" - as defined in Section 11.2(b).

      "Noncompetition Agreements" - as defined in Section
(iii)
noncompetition  agreements  in the form of Exhibit
2.5(a)(iii),  executed  by
James W. Hemphill and Mark De Iorio (collectively, the "Noncompetition
Agreements");.

      "Occupational  Safety and Health Law" - any Legal
Requirement  designed
to provide safe and healthful working conditions and to reduce occupational safety and health hazards.

      "Order" - any award, decision, injunction, judgment, order, ruling, subpoena, or verdict entered, issued, made, or rendered by any court, administrative agency, or other Governmental Body or by any arbitrator.

      "Ordinary Course of Business" - an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if such action is consistent with the past practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person.

      "Organizational   Documents"   -   the   articles  or
certificate   of
incorporation and the bylaws of a corporation and any amendment to any of the foregoing.

      "Person"  -  any  individual,   corporation
(including  any  non-profit
corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.

      "Proceeding" - any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

      "Purchase Price" - as defined in Section 2.3.

      "Release" - any spilling, leaking, emitting, discharging, depositing, escaping, leaching, dumping, or other releasing into the Environment, whether intentional or unintentional.

      "Replacement" - as defined in Section 11.9.

      "Representative"  - with respect to a particular
Person,  any director,
officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors.

      "Stock Option" - an option to purchase a designated number of shares of common stock of the Buyer, $.01 par value per share. All Stock Options in favor of any employee will vest and become fully exercisable on the third anniversary of the date of grant (provided that the option holder remains an employee of Buyer at that time) and expire on the earlier of (i) ninety (90) days following termination of employment, or (ii) the tenth anniversary of the date of grant. All Stock Options shall have an exercise price equal to the closing price of Buyer's common stock on the day before the date of grant; provided that if the day before the date of grant is not a trading day, the exercise price shall be the closing price of Buyer's common stock on the last previous trading day prior to the grant.

      "Tax" - all tax (including income tax, capital gains tax, value added tax, sales tax, property tax, gift tax or estate tax), levy, assessment, tariff, duty, deficiency or other fee and any related charge or amount
(including fine, penalty and interest) imposed, assessed or collected by or under the authority of any Governmental Body.

      "Tax Return" - any return  (including any information
return),  report,
statement,  schedule,  notice,  form, or other document or
information  filed
with or  submitted  to, or  required  to be filed  with or
submitted  to, any
Governmental   Body  in  connection   with  the
determination,   assessment,
collection, or payment of any Tax or in connection with the administration, implementation, or enforcement of or compliance with any Legal Requirement relating to any Tax.

      "Threatened" - a claim, Proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), or if any other event has occurred or any other circumstances exist, that would lead a prudent Person acting in the capacity of such Person to conclude that such a claim, Proceeding, dispute, action, or other matter is reasonably likely to be asserted, commenced, taken, or otherwise pursued in the future.

      "Trade Secrets" - as defined in Section 3.20(a)(iii).

            2. TRANSFER OF ASSETS AND ASSUMED LIABILITIES;
CLOSING

      2.1   Agreement  to Sell and Purchase  Assets.
Subject to the terms and
conditions of this Agreement, at the Closing, the Company shall sell, transfer, convey, assign and deliver to Buyer the Assets, and Buyer shall purchase, acquire and accept from the Company the Assets.

      2.2 Assumed Liabilities. Subject to the terms and conditions of this
Agreement, the Company shall transfer and assign to Buyer the Assumed
Liabilities  and Buyer  shall  assume  the  Assumed
Liabilities  and only the
Assumed Liabilities.

      2.3   Purchase Price. The purchase price (the
"Purchase  Price") for the
Assets will be (a) $1,100,000  (the "Initial  Purchase
Price") payable at the
Closing; plus (b) $400,000 on the tems and conditional set forth in Section
2.7 below (the "Conditional Purchase Price"); plus (c) any and all amounts payable to the Company under the Earnout Agreement;
plus or  minus  (d)
prorations for Assets, Assumed Liabilities, income and expenses as of the
Effective Date.

      2.4   Closing.  The  purchase and sale (the
"Closing")  provided for in
this Agreement will take place at the offices of Nagle &
Higgins,  P.C.,  1755
Park Street, Suite 360, Naperville, Illinois at 10:00 a.m. (local time) on
March 20, 1998, or at such other time and place as the parties may agree effective as of the Effective Date. Subject to the provisions of Article 9.
TERMINATION, failure to consummate the purchase and sale provided for in this
Agreement on the date and time and at the place determined pursuant to this
Section Error! Not a valid bookmark self-reference. will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement.

      2.5   Closing Obligations.  At the Closing:

            (a)   The Company will deliver to Buyer:

                  (i)   a bill of sale,  assignment and
assumption  agreement
            with  respect  to the Assets and the  Assumed
Liabilities  in the
            form of Exhibit 2.5(a)(i) (the "Bill of Sale") executed by the
            Company;

                  (ii)  employment   agreements   in  the
form  of   Exhibit
            2.5(a)(ii), executed by James W. Hemphill and Mark De Iorio
            (collectively, the "Employment Agreements");

                  (iii) noncompetition agreements in the form of Exhibit
            2.5(a)(iii), executed by James W. Hemphill and Mark De Iorio
            (collectively, the "Noncompetition Agreements");

                  (iv)  a  certificate  executed  by the
Company to the effect
            that:  (A) each of the Company's
representations  and  warranties
            in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing
            Date  as if  made  on  the  Closing  Date;  and
(B)  each  of the
            covenants and agreements of the Company to be performed prior to the Closing Date has been duly performed or complied with by the
            Company;

                  (v)   the   earnout   agreement   in  the
form  of  Exhibit
            2.5(a)(v), executed by the Company (the "Earnout
Agreement"); and

                  (vi)  the documents  contemplated by
Section 7.5 hereof; and

            (b)   Buyer will deliver to the Company:

                  (i)   the  Initial  Purchase  Price,
plus  or  minus  such
            prorations of Assets, Assumed Liabilities, income and expenses from the Effective Date to the Closing Date as may reasonably be determined and agreed to by the parties prior to the Closing
            Date, by bank cashier's check or by wire transfer to the accounts specified by the Company;

                  (ii)  a  certificate  executed by Buyer to
the effect  that:
            (A)  each  of  Buyer's  representations  and
warranties  in  this
            Agreement was accurate in all respects as of the date of this
            Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date; and (B) each of the covenants and agreements of Buyer to be performed prior to the Closing Date has been duly performed and complied with by Buyer;

                  (iii) the Bill of Sale, executed by Buyer;

                  (iv)  the Employment Agreements, executed
by Buyer;

                  (v)   the Earnout Agreement, executed by
Buyer; and

                  (vi)  the documents contemplated by
Section 8.4 hereof.

      2.6   Post-Closing  Purchase  Price  Adjustment.  As
soon as practicable
following  the  Closing  Date,  but in no event  later than
thirty  (30) days
following  the Closing  Date,  Buyer and the Company  shall
re-determine  all
prorations  of  Assets,  Assumed  Liabilities,  income and
expenses  from the
Effective  Date to the Closing  Date,  and shall settle any
upward or downward
adjustments in the Purchase Price  required by such  re-
determination.  If the
parties cannot reach agreement within such thirty (30) day period, the dispute shall be settled pursuant to the provisions of
Article 11 hereof.

      2.7   Conditional  Purchase Price Payment.  The
Conditional Sales Price,
plus Interest thereon, shall be paid by cashiers check or wire transfer to the Company as follows:

            (a)   If Little Company Mary Hospital ("Mary
Hospital")  rescinds
its termination of the Mary Hospital Account on or before June 30, 1998, within seven (7) days of receipt by the Company of such notice of rescission;
or

            (b)   If Mary  Hospital  enters into a new
contract for a minimum
term of one (1) year with the  Company  on or  before  March
1,  1999,  within
seven (7) days of execution of such contract.

      If neither of the foregoing events occur, then the Company shall not be entitled to receive the Conditional Purchase Price.

               3. REPRESENTATIONS AND WARRANTIES OF THE
COMPANY

      The Company represents and warrants to Buyer as follows:

      3.1   Organization and Good Standing.

            (a)   The  Company  is  a  corporation  duly
organized,   validly
existing, and in good standing under the laws of the State of Delaware, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under the Applicable Contracts. The
Company is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of its properties, or the nature of the activities conducted by it, requires such qualification, which jurisdictions are set forth on Part 3.1 of the Disclosure Letter.

            (b)   The  Company   has   delivered   to  Buyer
copies  of  the
Organizational Documents of the Company, as currently in effect.

            (c) The Company has no subsidiaries and no ownership interest in any Person.

      3.2   Authority; No Conflict.

            (a) The Agreement constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, and upon the execution and delivery by the Company of the
Employment Agreements, the Earnout Agreement, the Bill of Sale and the
Noncompetition Agreements (collectively, the "Company's Closing Documents"), the Company's Closing Documents will constitute the legal, valid, and binding obligations of the Company, enforceable against it in accordance with their respective terms. The Company has the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and the
Company's Closing Documents and to perform its obligations under this
Agreement and the Company's Closing Documents.

            (b)   Except  as  set  forth  in  Part 3.2(b)
of  the  Disclosure
Letter, neither the execution and delivery of this Agreement nor the consummation or performance of any of the Contemplated
Transactions  will,
directly or indirectly (with or without notice or lapse of time):

                  (i)   contravene,  conflict  with,  or
result in a violation
            of:  (A) any  provision  of the  Organizational
Documents  of the
            Company; or (B) any resolution adopted by the board of directors or the stockholders of the Company;

                  (ii)  contravene,  conflict  with,  or
result in a violation
            of, or give any  Governmental  Body or other
Person  the right to
            challenge any of the Contemplated Transactions or to exercise any remedy or obtain any  relief  under any Legal
Requirement  or any
            Order to which the Company or any of the Assets may be subject, the breach of which would result in Damages to Buyer;

                  (iii) contravene,  conflict  with,  or
result in a violation
            of any of the terms or requirements of, or give any Governmental
            Body the right to revoke, withdraw, suspend, cancel, terminate, or modify, any Governmental Authorization that is held by the
            Business or that otherwise relates to any of the Assets;

                  (iv)  cause Buyer or the  Business to
become  subject to, or
            to become liable for the payment of, any Tax imposed with respect to the  transfer  of  the  Assets,  or
otherwise  imposed  on the
            Company;

                  (v)   contravene,  conflict  with,  or
result in a violation
            or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; or

                  (vi)  result  in  the   imposition   or
creation   of  any
            Encumbrance upon or with respect to any of the Assets arising from any mortgage, lease, contract or other agreement to which the Company or any of its stockholders is a party.

      Except as set forth in Part 3.2(b) of the Disclosure Letter, the
Company is not or will not be required to give any notice to or obtain any consent from any Person in connection with the execution and delivery of this
Agreement or the consummation or performance of any of the Contemplated
Transactions.

      3.3   Financial   Statements.   The  Company  has
delivered  to  Buyer:
unaudited  balance  sheets of the  Business  as at  December
31 in each of the
years 1995, 1996 and 1997 and the related  unaudited
statements of income and
changes  in  stockholders'  equity for each of the  fiscal
years then  ended,
including a balance  sheet of the Business as at December
31, 1997  (including
the notes  thereto,  the  "Balance  Sheet"),  and the
related  statements  of
income,  changes  in  stockholders'  equity  and cash  flow
for the year  then
ended.  Such  financial  statements  and notes  fairly
present the  financial
condition and the results of operations,  changes in
stockholders'  equity and
cash flow of the  Company as at the  respective  dates of
and for the  periods
referred to in such financial  statements,  all in
accordance  with GAAP, with
the following  exceptions:  (a) there are no notes;
(b) there are no accounts
receivable  reflected;   (c)  there  is  no  accrued
vaction  reflected;  and
(d) depreciation is determined on a tax basis. The financial statements referred to in this Section Error! Not a valid bookmark self-reference.
reflect the consistent application of such accounting principles throughout the periods involved.

      3.4 Title to Properties; Encumbrances. Part 3.4 of the Disclosure
Letter contains a complete and accurate list of all leaseholds or other interests therein owned by the Company. The Company does not own and has never owned any real property. The Company owns all the Assets (whether tangible or intangible) including all of the properties and assets reflected in the Balance Sheet (except for Assets held under capitalized leases disclosed or not required to be disclosed in Part 3.4 of the Disclosure
Letter and personal property sold since the date of the Balance Sheet in the
Ordinary Course of Business), and all of the properties and assets purchased or otherwise acquired by the Company since the date of the Interim Balance
Sheet (except for personal property acquired and sold since the date of the
Balance Sheet in the Ordinary Course of Business and consistent with past practice). All properties and assets reflected in the Balance Sheet are free and clear of all Encumbrances except for liens for current taxes not yet due.

      3.5 Condition and Sufficiency of Assets. Except for the vehicles which are being conveyed in their "as is" condition, to the Company's
Knowledge, the Assets are in good operating condition and repair, and are adequate for the uses to which they are being put, and none of such Assets is in need of maintenance or repairs except for ordinary, routine maintenance and repairs that are not material in nature or cost. The Assets constitute every thing that the Company used to conduct the Business.

      3.6 Accounts Receivable. All accounts receivable of the Company to be conveyed herein, if any, relate to services to be provided from and after the Effective Date.

      3.7 Inventory. The only inventory of the Company is miscellaneous office supplies.

      3.8 No Undisclosed Liabilities. Except as set forth in Part 3.8 of the Disclosure Letter, to the Company's Knowledge, the Company has no liabilities or obligations of any nature (whether known or unknown and whether absolute, accrued, contingent, or otherwise) except for liabilities or obligations reflected or reserved against in the Balance Sheet and current liabilities incurred in the Ordinary Course of Business since the date thereof.

      3.9   Taxes.

            (a) The Company has elected and is, and has at all times been fully eligible to be taxed in accordance with the provisions of subchapter S of the IRC.
            (b) The Company has filed or caused to be filed, on a timely basis, all Tax Returns that are or were required to be filed by or with respect to it, either separately or as a member of a group of corporations, pursuant to applicable Legal Requirements (all of which returns were true, correct and complete in all material respects), the failure of which to file would result in Damages to Buyer. The Company has delivered to Buyer copies of, and Part 3.9 of the Disclosure Letter contains a complete and accurate list of, all such Tax Returns filed for the past three years. The Company has paid, or made provision for the payment of, all Taxes that have or may have become due pursuant to those Tax Returns or otherwise, or pursuant to any assessment received by the Company.

            (c) Except as described in Part 3.9 of the Disclosure Letter, the Company has not given or been requested to give waivers or extensions (or is or would be subject to a waiver or extension given by any other Person) of any statute of limitations relating to the payment of Taxes of the Company or for which the Business may be liable.

            (d)   There exists no proposed tax assessment
against the Company
except as disclosed in the Balance Sheet or in Part 3.9 of the Disclosure
Letter.  No consent to the  application  of
Section 341(f)(2)  of the IRC has
been filed with respect to any property or assets held, acquired, or to be acquired by the Company. All Taxes that the Company is or was required by
Legal Requirements to withhold or collect have been duly withheld or collected and, to the extent required, have been paid to the proper
Governmental Body or other Person, the breach of which would result in
Damages to Buyer.

      3.10 No Material Adverse Change. Since the date of the Balance Sheet, there has not been any material adverse change in the Business, operations, properties, Assets, or condition of the Company, and to the Company's
Knowledge, no event has occurred or circumstance exists with respect to the
Contracts or vendor relationships that is reasonably likely to result in such a material adverse change other than those events which effect the health care or food service industry as a whole.

      3.11  Employee Benefits.

            (a)   Part 3.11 of the Disclosure  Letter
contains an accurate and
complete description of, and sets forth the annual amount payable pursuant to, each Company Plan, whether formal or informal, relating to the Business.
The Company has no commitment, whether formal or informal and whether legally binding or not, to create any additional such plan or arrangement.

            (b)   The  Assets are not,  and the  Company
does not  reasonably
expect them to become, subject to a lien imposed under IRC Section 412 or
ERISA Section 4068.

            (c) Neither the Company nor any entity which together with the
Company is required to be treated as a single employer under IRC Section 414 has ever had and neither currently has any obligation to contribute to any
Multi-Employer Plan (as defined in ERISA Section 3(37).

            (d) Neither the Company nor any entity which together with the
Company is required to be treated as a single employer under IRC Section 414 has ever maintained and does not currently maintain any Company Plan which is or was subject to Title IV of ERISA.

            (e)   The Company and each entity which
together with the Company
is  required  to be treated as a single  employer  under IRC
Section 414 have
complied with the continuation  coverage requirements of IRC
Section 4980B and
ERISA  Sections  601  through  608  and  with  the
portability,   access  and
renewability provisions of Subtitle K, Chapter 100 of the IRC and Section 701 et seq. of ERISA.

            (f) No assets of the Company, including the Assets, have been, and the Company does not reasonably expect them to be, provided as security to any Company Plan pursuant to IRC Section 401(a)(29).

            (g)   The  Company  has not  received  any
notice of any  actions,
audits, or claims pending or to the Company's Knowledge, threatened against the Assets or the Business with respect to the maintenance of any Company
Plans.

      3.12  Compliance with Legal Requirements; Governmental
Authorizations.

            (a)   Except as set forth in Part 3.12 of the
Disclosure Letter:

                  (i)   the   Company   is,   and  at  all
times   since  its
            incorporation has been, in full compliance with each Legal
            Requirement that is or was applicable to it or to the conduct or operation of its Business or the ownership or use of any of the
            Assets, the breach of which would result in Damages to Buyer;

                  (ii)  no event has  occurred  or
circumstance  exists  that
            (with or without notice or lapse of time) (A) may constitute or result in a violation by the Company of, or a failure on the part of the Company to comply with, any Legal
Requirement,  or (B) may
            give rise to any obligation on the part of the Company to
            undertake, or to bear all or any portion of the cost of, any remedial action of any nature, the breach of which would result in Damages to Buyer; and

                  (iii) the Company has not received, at any time since its
            incorporation,  any notice or other
communication (whether oral or
            written) from any Governmental Body or any other Person regarding
            (A) any actual,  alleged,  possible, or
potential violation of, or
            failure to comply with, any Legal Requirement, or (B) any actual, alleged, possible, or potential obligation on the part of the
            Company to undertake, or to bear all or any portion of the cost of, any remedial action of any nature.

            (b)   Part 3.12 of the Disclosure  Letter
contains a complete and
accurate list of each Governmental  Authorization  that is
held by the Company
or  that   otherwise   relates  to  the  Business  or  to
the  Assets.   Each
Governmental Authorization listed or required to be listed in Part 3.12 of the Disclosure Letter is valid and in full force and effect. Except as set forth in Part 3.12 of the Disclosure Letter:

                  (i)   the   Company   is,   and  at  all
times   since  its
            incorporation has been, in full compliance with all of the terms and requirements of each Governmental
Authorization identified or
            required to be identified in Part 3.12 of the Disclosure Letter, the breach of which would result in Damages to Buyer;

                  (ii)  no event has occurred or
circumstance  exists that may
            (with or  without  notice  or lapse of  time)
(A)  constitute  or
            result  directly or  indirectly  in a violation
of or a failure to
            comply  with  any  term  or   requirement   of
any   Governmental
            Authorization listed or required to be listed in Part 3.12 of the
            Disclosure Letter, or (B) result directly or indirectly in the revocation, withdrawal,  suspension,
cancellation, or termination
            of, or any modification to, any Governmental
Authorization listed
            or required to be listed in Part 3.12 of the Disclosure Letter, the breach of which would result in Damages to Buyer;

                  (iii) the  Company has not  received,  at
any time since its
            incorporation,  any notice or other
communication (whether oral or
            written) from any Governmental  Body or any
other Person regarding
            (A) any actual,  alleged,  possible,  or
potential violation of or
            failure   to  comply   with  any  term  or
requirement   of  any
            Governmental   Authorization,   or  (B)  any
actual,   proposed,
            possible,   or  potential  revocation,
withdrawal,   suspension,
            cancellation, termination of, or modification to any Governmental
            Authorization; and

                  (iv)  all  applications  required to have
been filed for the
            renewal of the Governmental Authorizations listed or required to be listed in  Part 3.12  of the  Disclosure
Letter have been duly
            filed on a timely basis with the appropriate
Governmental Bodies,
            and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis  with the  appropriate  Governmental
Bodies,  the breach of
            which would result in Damages to Buyer.

      The  Governmental  Authorizations  listed in Part 3.12
of the Disclosure
Letter  collectively   constitute  all  of  the
Governmental   Authorizations
necessary to permit the Company to lawfully conduct and operate the Business in the manner it currently conducts and operates the Business and to permit the Company to own and use the Assets in the manner in which it currently owns and uses such Assets.

      3.13  Legal Proceedings; Orders.

            (a)   Except as set forth in Part 3.13 of the
Disclosure  Letter,
the Company has not received any notice of any pending
Proceeding:

                  (i)   that has been  commenced  by or
against the Company or
            that otherwise relates to or may affect the Business or the
            Assets; or

                  (ii)  that  challenges,  or that  may
have  the  effect  of
            preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions.

      To the Company's Knowledge, (1) no such Proceeding has been Threatened, and (2) no event has occurred or circumstance exists that may give rise to or serve as a basis for the commencement of any such Proceeding. The Company has delivered to Buyer copies of all pleadings, correspondence, and other documents relating to each Proceeding listed in Part 3.13 of the Disclosure
Letter. The Proceedings listed or required to be listed in Part 3.13 of the
Disclosure Letter will not have a material adverse effect on the business, operations, assets, or condition, of the Company, the Business or the Assets.

            (b)   Except as set forth in Part 3.13 of the
Disclosure Letter:

                  (i)   No  Order  has  been  received  by
the  Company  that
            relates to the Business or any of the Assets;
and

                  (ii)  to the  Company's  Knowledge,  no
officer,  director,
            agent,  or  employee  of the  Company is subject
to any Order that
            prohibits  such  officer,   director,   agent,
or  employee  from
            engaging in or continuing any conduct, activity, or practice relating to the Business.

      3.14  Absence  of Certain  Changes  and  Events.
Except as set forth in
Part 3.14 of the Disclosure Letter, since the date of the Balance Sheet, the
Company has  conducted  its business  only in the Ordinary
Course of Business
and there has not been any:

            (a) amendment to the Organizational Documents of the Company;

            (b)   payment  or  increase   by  the  Company
of  any   bonuses,
salaries, or other compensation to any stockholder, director, officer, or
(except in the Ordinary Course of Business) employee or entry into any employment, severance, or similar Contract with any director, officer, or employee;

            (c)   adoption  of, or  increase  in the
payments  to or benefits
under, any Company Plan;
            (d) damage to or destruction or loss of any personal property of the Company, whether or not covered by insurance, materially and adversely affecting the properties, Assets, Business, or financial condition of the
Company;

            (e)   entry  into,   termination  of,  or
receipt  of  notice  of
termination   of   (i)   any   license,    distributorship,
dealer,   sales
representative, joint venture, credit, or similar agreement, or (ii) any
Contract or transaction involving a total remaining commitment by or to the
Company of at least $5,000;

            (f) sale, lease, or other disposition of any asset or property of the Company or mortgage, pledge, or imposition of any lien or other encumbrance on any asset or property of the Company;

            (g) cancellation or waiver of any claims or rights with a value to the Company in excess of $5,000;

            (h) change in the accounting methods used by the Company; or

            (i) agreement, whether oral or written, by the Company to do any of the foregoing.

      3.15  Contracts; No Defaults.

            (a)   Part 3.15(a) of the  Disclosure  Letter
contains a complete
and accurate list, and the Company have delivered to Buyer true and complete copies, of:

                  (i)   each Applicable Contract that
involves  performance of
            services or delivery of goods or materials by the Business of an amount or value in excess of $5,000;

                  (ii)  each Applicable Contract that
involves  performance of
            services or delivery of goods or materials to the Business of an amount or value in excess of $5,000;

                  (iii) each Applicable Contract that was not entered into in the Ordinary Course of Business and that involves expenditures or receipts of the Business in excess of $5,000;

                  (iv)  each lease,  rental or occupancy
agreement,  license,
            installment and conditional sale agreement, and other Applicable
            Contract affecting the ownership of, leasing of, title to, use of, or any leasehold or other interest in, any real or personal property (except personal property leases and installment and conditional sales agreements having a value per item or aggregate payments of less than $5,000 and with terms of less than one year);

                  (v)   each licensing  agreement or other
Applicable Contract
            with  respect  to  patents,   trademarks,
copyrights,  or  other
            intellectual  property,   including  agreements
with  current  or
            former  employees,   consultants,  or
contractors  regarding  the
            appropriation or the non-disclosure of any of the Intellectual
            Property Assets;

                  (vi)  each   collective   bargaining
agreement  and  other
            Applicable Contract to or with any labor union or other employee representative of a group of employees;

                  (vii) each joint venture,  partnership,
and other Applicable
            Contract (however named) involving a sharing of profits, losses, costs, or liabilities by the Company with any other Person;

                  (viii)      each Applicable  Contract
containing  covenants
            that in any way purport to restrict the
business  activity of the
            Business or limit the freedom of the Business to engage in any line of business or to compete with any Person;

                  (ix)  each Applicable  Contract providing
for payments to or
            by any Person based on sales, purchases, or profits, other than direct payments for goods;

                  (x)   each power of  attorney  that is
currently  effective
            and outstanding;

                  (xi)  each  Applicable  Contract  entered
into other than in
            the Ordinary  Course of Business  that contains
or provides for an
            express   undertaking  by  the  Business  to  be
responsible  for
            consequential damages;

                  (xii) each Applicable  Contract for
capital  expenditures in
            excess of $5,000;

                  (xiii)      each written  warranty,
guaranty,  and or other
            similar  undertaking  with  respect  to
contractual   performance
            extended by the Company other than in the Ordinary Course of
            Business; and

                  (xiv) each amendment,  supplement, and
modification (whether
            oral or written) in respect of any of the foregoing.

            (b) Except as set forth in Part 3.15(b) of the Disclosure
Letter, each Contract identified or required to be identified in Part 3.15(a) of the Disclosure Letter is in full force and effect and is valid and enforceable in accordance with its terms.

            (c) Except as set forth in Part 3.15(c) of the Disclosure
Letter:

                  (i)   the  Company  is,  and  at  all
times  has  been,  in
            material compliance with all applicable terms and requirements of each Contract under which it has or had any obligation or
            liability or by which it or any of the assets owned or used by it is or was bound, and any material non-compliance has been cured;

                  (ii)  each other  Person that has or had
any  obligation  or
            liability under any Contract under which the Company has or had any rights is, and at all times has been, in material compliance with all applicable terms and requirements of such Contract, and any previous non-compliance has been cured;

                  (iii) no event has  occurred  or
circumstance  exists  that
            (with  or  without  notice  or  lapse  of  time)
may  contravene,
            conflict  with, or result in a violation or
breach of, or give the
            Company  or  other  Person  the  right to
declare  a  default  or
            exercise  any remedy  under,  or to  accelerate
the  maturity  or
            performance  of,  or  to  cancel,   terminate,
or  modify,   any
            Applicable  Contract; and

                  (iv)  the  Company  has not  given to or
received  from any
            other  Person,  at any time,  any  notice  or
other  communication
            (whether  oral  or  written)   regarding   any
actual,   alleged,
            possible, or potential violation or breach of, or default under, any Contract.

            (d) There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to the
Company under current or completed Contracts with any Person and, to the
Knowledge of the Company, no such Person has made written demand for such renegotiation.

      3.16  Insurance.  Except  as set  forth on Part  3.16
of the  Disclosure
Letter:

            (a) All policies to which the Company is a party or that provide coverage to the Company: (i) are, to the Company's Knowledge, valid, outstanding, and enforceable; (ii) are, to the Company's Knowledge, issued by an insurer that is financially sound and reputable;
(iii) to the Company's
Knowledge, provide adequate insurance coverage for the Assets and the
Business of the Company for all risks normally insured against by a Person carrying on the same business as the Company;
(iv) are  sufficient  for
compliance with all Legal Requirements and Contracts to which the Company is a party or by which it is bound, the breach of which would result in Damages to Buyer; and (v) do not provide for any retrospective premium adjustment or other experienced-based liability on the part of the Company.

            (b)   The Company has not  received (i) any
refusal of coverage or
any notice that a defense will be afforded with reservation of rights, or
(ii) any notice of cancellation or any other indication that any insurance policy is no longer in full force or effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder.

            (c)   The Company has paid all premiums  due,
and to the Company's
Knowledge has otherwise performed its obligations, under each policy to which it is a party or that provides coverage to the Company.

            (d)   The  Company  has given  notice to the
insurer of all known
claims that may be insured thereby.

      3.17 Environmental Matters. Except as set forth in part 3.17 of the
Disclosure Letter:

            (a)   The  Company  is,  and  at  all  times
has  been,  in  full
compliance with, and has not been and is not in violation of or liable under, any Environmental Law. The Company has no basis to expect, nor has it or any other Person for whose conduct they are or may be held to be responsible received, any actual or Threatened order, notice, or other communication from
(i) any Governmental Body or private citizen acting in the public interest, or (ii) the current or prior owner or operator of any Facilities, of any actual or potential violation or failure to comply with any Environmental
Law, or of any actual or Threatened obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any of the Facilities or any other properties or assets used by the Company.

            (b)   There  are  no  pending  or,  to  the
Company's  Knowledge,
Threatened  claims,  Encumbrances,   or  other  restrictions
of  any  nature,
resulting from any Environmental, Health, and Safety Liabilities or arising under or pursuant to any Environmental Law, with respect to or affecting any of the Facilities or any other properties and assets used by the Company.

            (c)   The  Company has not  received  nor has
any basis to expect,
any citation, directive, inquiry, notice, Order, summons, warning, or other communication that relates to Hazardous Materials, or any alleged, actual, or potential violation or failure to comply with any Environmental Law, or of any alleged, actual, or potential obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any of the
Facilities or any other properties or assets used by the Company, or with respect to any property or facility to which Hazardous
Materials  generated,
manufactured, refined, transferred, imported, used, or processed by the
Company, or any other Person for whose conduct they are or may be held responsible, have been transported, treated, stored, handled, transferred, disposed, recycled, or received.

            (d)   The  Company  has  no  Environmental,
Health,  and  Safety
Liabilities with respect to the Facilities.

            (e)   There  are  no  Hazardous  Materials
present  on or in  the
Environment at the Facilities except in full compliance with all applicable
Environmental Laws.

            (f) There has been no Release or, to the Knowledge of the
Company, threat of Release, of any Hazardous Materials at or from the
Facilities or at any other locations where any Hazardous Materials were generated, manufactured, refined, transferred, produced, imported, used, or processed from or by the Facilities, or from or by any other properties and assets used by the Company.

            (g)   The Company has delivered to Buyer true
and complete  copies
and results of any reports, studies, analyses, tests, or monitoring possessed or initiated by the Company pertaining to Hazardous
Materials  in, on, or
under the Facilities, or concerning compliance by the Company.

      3.18  Employees.

            (a)   Part  3.18  of  the  Disclosure   Letter
contains:   (i)  a
complete and accurate list of the following information for each employee or director of the Company, including each employee on leave of absence or layoff status: employer name; job title; current compensation paid or payable and any change in compensation since January 1, 1996; and
(ii) a list of all
written contracts of employment with the Company.

            (b)   To the Company's  Knowledge,  no employee
or director of the
Company  is  a  party  to,  or  is  otherwise   bound  by,
any  agreement  or
arrangement, including any employment, confidentiality, noncompetition, or proprietary rights agreement, between such employee or director and any other
Person ("Proprietary Rights Agreement") that in any way adversely affects or will affect (i) the performance of his duties as an employee or director of the Company, or (ii) the ability of the Company to conduct its business, including any Proprietary Rights Agreement with the Company by any such employee or director. To the Company's Knowledge, no account managers of the
Business nor James  Hemphill,  Mark De Iorio or Elizabeth
Kolkman intends not
to accept employment with the Buyer following the Closing.

            (c)   There are no retired employees or
directors of the Company.

      3.19 Labor Relations; Compliance. The Company has not been in the past and is not now a party to any collective bargaining or other labor
Contract. There has not been, there is not presently pending or existing, and to the Company's Knowledge there is not Threatened,
(a) any  strike,
slowdown, picketing, work stoppage, or employee grievance process, (b) any
Proceeding against or affecting the Company relating to the alleged violation of any Legal Requirement pertaining to labor relations or employment matters, including any charge or complaint filed by an employee or union with the
National Labor Relations Board, the Equal Employment Opportunity Commission, or any comparable Governmental Body, organizational activity, or other labor or employment dispute against or affecting the Company or its premises, the breach of which would result in Damages to Buyer, or (c) any application for certification of a collective bargaining agent. To the Company's Knowledge, no event has occurred or circumstance exists that could provide the basis for any work stoppage or other labor dispute. There is no lockout of any employees by the Company, and no such action is contemplated by the Company.
The Company has complied in all respects with all Legal Requirements relating to employment, equal employment opportunity, nondiscrimination, immigration, wages, hours, benefits, collective bargaining, the payment of social security and similar taxes, occupational safety and health, and plant closing where the failure of such compliance would have an adverse effect on the Buyer.
The Company is not liable for the payment of any compensation, damages, taxes, fines, penalties, or other amounts, however designated, for failure to comply with any of the foregoing Legal Requirements where the failure of such compliance would result in Damages to Buyer.

      3.20  Intellectual Property.

            (a)   Intellectual   Property  Assets.   The
term   "Intellectual
Property Assets" includes:

                  (i)   the  name  "Spectra  Services,
Inc.",  all  fictional
            business  names,   trading  names,   registered
and  unregistered
            trademarks,   service  marks,  and
applications   (collectively,
            "Marks");

                  (ii)  all   copyrights   in   both
published   works   and
            unpublished works (collectively, "Copyrights");
and

                  (iii) all    know-how,    trade
secrets,     confidential
            information,   customer  lists,   software,
recipes,   technical
            information, data, process technology, plans, drawings, and blue prints  (collectively,  the  "Trade  Secrets");
owned,  used,  or
            licensed by the Company as licensee or licensor.

            (b)   Agreements.  Part 3.20(b) of the
Disclosure  Letter contains
a complete and accurate list and summary description,
including any royalties
paid  or  received  by  the  Company,   of  all  Contracts
relating  to  the
Intellectual Property Assets to which Company is a party or by which any
Company is bound, except for any license implied by the sale of a product and perpetual, paid-up licenses for commonly available software programs with a value of less than $5,000 under which the Company is the licensee. There are no outstanding and, to the Company's Knowledge, no Threatened disputes or disagreements with respect to any such agreement.

            (c)   Know-How  Necessary  for  the  Business.
The  Intellectual
Property Assets are all those used in the operation of the Business as it is currently conducted. The Company is the owner of all right, title, and interest in and to each of the Intellectual Property Assets, free and clear of all liens, security interests, charges, encumbrances, equities, and other adverse claims, and has the right to use without payment to a third party all of the Intellectual Property Assets.

            (d)   Patents.  The Company does not own any
patents.

            (e)   Trademarks.  Other than a  common-law
trademark in the name
"Spectra Services," the Company does not own any trademarks.

            (f) Copyrights. The Company does not own any Copyrights.

            (g)   Trade Secrets.

                  (i)   The  Company  has  taken  reasonable
precautions  to
            protect the secrecy, confidentiality and value of its Trade
            Secrets.

                  (ii)  To the  Company's  Knowledge,  the
Company  has  good
            title and an absolute (but not necessarily exclusive) right to use the  Trade  Secrets.  To the  Company's
Knowledge,  the Trade
            Secrets are not part of the public knowledge or literature, and, to the Company's Knowledge, have not been used, divulged, or appropriated either for the benefit of any Person or to the detriment of the Company.  To the  Company's
Knowledge,  no Trade
            Secret is subject to any adverse claim or has been challenged or threatened in any way.

      3.21  Certain  Payments.  Except  as  set  forth  in
Part  3.21  of the
Disclosure Letter, since the Company's incorporation, neither the Company nor any director, officer, agent, or employee of the Company, or any other Person associated with or acting for or on behalf of the Company, has directly or indirectly (a) made, directly or indirectly, any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services, in violation of any Legal Requirement with respect to federal or state laws, rules or regulations relating to payments to or from health care providers or financial reporting or accounting requirements in connection therewith including without limitation applicable medicare and medicaid laws, rules and regulations, the breach of which would result in Damages to Buyer,
(b) received, directly or indirectly, any rebates, payments, commissions, promotional allowances or any other economic benefits from any vendor, governmental employee or other Person with whom the Company has done business, directly or indirectly, which would reasonably be expected to subject the Company to any damage or penalty in any civil, criminal or governmental litigation or proceeding, or (c) established or maintained any fund or asset that has not been recorded in the books and records of the
Company.

      3.22  Fraud and Abuse;  Financial  Relationships.  The
Company  does not
have any government contract, and the Company has not made any claims relating to Medicare, Medicaid CHAMPUS or other governmental reimbursements.

      3.23  Disclosure.

            (a)   To the Company's  Knowledge,  no
representation or warranty
of the Company in this Agreement and no statement in the Disclosure Letter omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

            (b) No notice given pursuant to Section 5.6 Notification.Between the date of this Agreement and the Closing Date, the
Company will promptly  notify Buyer in writing if it becomes aware of any fact
or  condition  that  causes or  constitutes  a Breach of any of the  Company's
representations  and  warranties as of the date of this
Agreement,  or if the
Company  becomes aware of the  occurrence  after the date of this Agreement of
any fact or condition  that would  (except as expressly
contemplated  by this
Agreement)  cause  or  constitute  a  Breach  of any  such
representation  or
warranty  had such  representation  or  warranty  been  made as of the time of
occurrence  or  discovery of such fact or  condition.
During the same period,
the Company will promptly  notify Buyer of the occurrence of any Breach of any
covenant of the Company in this Article 5.      COVENANTS
OF THE  COMPANY  or
of the  occurrence  of  any  event  that  may  make  the
satisfaction  of the
conditions in Article 7.      CONDITIONS  PRECEDENT TO
BUYER'S  OBLIGATION  TO
CLOSE impossible or unlikely. will contain any untrue statement or omit to state a material fact necessary to make the statements therein or in this
Agreement, in light of the circumstances in which they were made, not misleading.

            (c) To the Company's Knowledge, there is no fact that has specific application to the Company (other than general economic or industry conditions) that materially adversely affects the Assets, Business, financial condition, or results of operations of the Company (on a consolidated basis) that has not been set forth in this Agreement or the Disclosure Letter.

      3.24  Relationships  with  Related  Persons.  Except
for the  microwave,
refrigerator,  pictures and other  personal  effects
located at the principal
office of the  Company,  neither the Company nor any
Affiliate of the Company
has,  or in the past three (3) years has had,  any  interest in any  property
(whether real,  personal,  or mixed and whether tangible or
intangible),  used
in or  pertaining  to the  Business.  Neither the Company
nor any Affiliate of
the  Company  owns,  or in the past  three  years has owned
(of record or as a
beneficial  owner)  an  equity  interest  or any  other
financial  or  profit
interest  in,  a Person  that  has (i) had  business
dealings  or a  material
financial  interest in any  transaction  with the Company,
or (ii) engaged in
competition  with the  Company  with  respect to any line of the  products  or
services  of the  Company (a  "Competing  Business")  in any market  presently
served by the  Company  except for less than one  percent
of the  outstanding
capital  stock  of any  Competing  Business  that is
publicly  traded  on any
recognized exchange or in the over-the-counter  market.
Except as set forth in
Part 3.23 of the Disclosure  Letter,  neither the Company
nor any Affiliate of
the  Company  is a party  to any  Contract  with,  or has
any  claim  or right
against, the Company.
      3.25  Brokers or  Finders.  The  Company  and its
Representatives  have
incurred no obligation or  liability,  contingent or
otherwise,  for brokerage
or  finders'  fees  or  agents'   commissions  or  other
similar  payment  in
connection with the Contemplated Transactions.

                  4. REPRESENTATIONS AND WARRANTIES OF BUYER

      Buyer represents and warrants to the Company as follows:

      4.1 Organization and Good Standing. Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Georgia.

      4.2   Authority; No Conflict.

            (a)   This Agreement  constitutes  the legal,
valid,  and binding
obligation of Buyer,  enforceable  against Buyer in
accordance with its terms.
Upon  the  execution  and  delivery  by Buyer of the
Earnout  Agreement,  the
Employment  Agreements,  the  Bill of Sale and the
Noncompetition  Agreements
(collectively,   the  "Buyer's  Closing   Documents"),   the
Buyer's  Closing
Documents will constitute the legal, valid, and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms. Buyer has the absolute and unrestricted right, power, and authority to execute and deliver this Agreement and the Buyer's Closing Documents and to perform its obligations under this Agreement and the Buyer's Closing Documents.

            (b)   Except  as set forth in Part 4.2 of the
Disclosure  Letter,
neither the execution and delivery of this Agreement by Buyer nor the consummation or performance of any of the Contemplated
Transactions by Buyer
will give any Person the right to prevent, delay, or otherwise interfere with any of the Contemplated Transactions pursuant to:

                  (i)   any provision of Buyer's
Organizational Documents;

                  (ii)  any  resolution  adopted by the
board of  directors or
            the shareholders of Buyer;

                  (iii) any Legal Requirement or Order to which Buyer may be subject; or

                  (iv)  any  Contract  to  which  Buyer is a
party or by which
            Buyer may be bound.

      Except as set forth in Part 4.2 of the Disclosure
Letter,  Buyer is not
and will not be required to obtain any consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions.

      4.3   Certain  Proceedings.  There  is no  pending
Proceeding  that has
been commenced against Buyer and that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions. To Buyer's Knowledge, no such Proceeding has been Threatened.

      4.4 Brokers or Finders. Buyer and its agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with the
Contemplated Transactions.

                         5. COVENANTS OF THE COMPANY

      5.1 Access and Investigation. Between the date of this Agreement and the Closing Date, the Company will, and will cause its Representatives to,
(a) afford Buyer and its Representatives full and free access to the
Company's properties, contracts, books and records, and other documents and data at the Company's principal office in Naperville, Illinois, (b) furnish
Buyer and it Representatives with copies of all such contracts, books and records, and other existing documents and data as Buyer may reasonably request, and (c) furnish Buyer and its Representatives with such additional financial, operating, and other data and information as Buyer may reasonably request.

      5.2   Operation  of  the   Businesses   of  the
Company.   Between  the
Effective Date and the Closing Date, the Company will:

            (a)   conduct  the  Business  only  in  the
Ordinary   Course  of
Business;

            (b) use its good faith efforts to preserve intact the current business organization of the Company, keep available the services of the current officers, employees, and agents of the Company, and maintain the relations and good will with suppliers, customers, landlords, creditors, employees, agents, and others having business relationships with the Company;

            (c)   confer  with  Buyer  concerning
operational  matters  of  a
material nature; and

            (d)   upon  request  of  Buyer,  report  to
Buyer  concerning  the
status of the business, operations, and finances of the Company.

      5.3   No  Distributions.  Prior to the  Closing,  the
Company  shall not
make or declare any dividend or distribution to any of its stockholders, or grant or declare any raises or bonuses to any employee of the Company, except in the Ordinary Course of Business, and except for any distributions to Mr.
Hemphill of cash (which cash would otherwise constitute an Excluded Asset) in the form of salary or dividends. Following the Closing, the Company may make distributions of the Purchase Price, provided, however, that if the Company distributes some or all of the Purchase Price to its shareholder, the shareholder shall reimburse the Company for the amount of said distributions as may be necessary in order for the Company to pay any amounts due to Buyer pursuant to this Agreement.

      5.4 Negative Covenant. Except as otherwise expressly permitted by this Agreement, between the date of this Agreement and the Closing Date, the
Company will not, without the prior consent of Buyer, take any affirmative action, or fail to take any reasonable action within its control, as a result of which any of the changes or events listed in Section
3.12 is likely to
occur.

      5.5   Required  Approvals.  As promptly as practicable
after the date of
this  Agreement,   the  Company  will  make  all  filings
required  by  Legal
Requirements to be made by it in order to consummate the Contemplated
Transactions. Between the date of this Agreement and the Closing Date, the
Company will (a) cooperate with Buyer with respect to all filings that Buyer elects to make or is required by Legal Requirements to make in connection with the Contemplated Transactions, and (b) cooperate with Buyer in obtaining all consents identified in Part 4.2 of the Disclosure Letter; provided that this Agreement will not require the Company to dispose of or make any change in any portion of its business or to incur any other burden to obtain a
Governmental Authorization.

      5.6   Notification.  Between the date of this
Agreement and the Closing
Date,  the Company will  promptly  notify Buyer in writing
if it becomes aware
of any fact or  condition  that causes or  constitutes  a
Breach of any of the
Company's  representations and warranties as of the date of
this Agreement, or
if the  Company  becomes  aware  of the  occurrence  after
the  date  of this
Agreement  of  any  fact  or  condition   that  would
(except  as  expressly
contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition. During the same period, the Company will promptly notify Buyer of the occurrence of any
Breach of any covenant of the Company in this Article 5.
COVENANTS  OF  THE
COMPANY or of the occurrence of any event that may make the satisfaction of the conditions in Article 7. CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO
CLOSE impossible or unlikely.

      5.7   Payment of  Indebtedness by Related  Persons.
Except as expressly
provided in this Agreement, the Company will cause all indebtedness owed to the Company by the Company or any Affiliate of the Company to be paid in full prior to its due date.

      5.8   Name  Change.  As soon as  reasonable
practicable  following  the
Closing, the Company shall change its name to a name not containing the word
"Spectra" or any word or phrase substantially similar to "Spectra" or
"Spectra Services."

      5.9   No  Negotiation.  Until the earlier of April 15,
1998 or such date
on which Buyer  notifies the Company that it has  abandoned
the  Contemplated
Transactions,  the Company shall deal  exclusively  with
Buyer with respect to
the  Contemplated  Transactions  and the Company will not,
and will direct its
representatives  not to, (a) solicit the  submission  of
proposals  or offers
from  any  person  relating  to  any  acquisition  or
purchase  of all or any
material  part  of  the  assets  or  stock  of  the  Company or  any  merger,
consolidation   or  similar   transaction   with   respect
to  the   Company;
(b) participate in any discussions or negotiations regarding, or furnish any information to any other person other than the Company with respect to such possible transaction, or (c) enter into any agreement or understanding, whether oral or in writing, that would prevent the consummation of the
Contemplated Transactions. If, notwithstanding the foregoing, the Company should receive any such proposal from a third party or any inquiry regarding any such proposal, the Company shall promptly inform Buyer thereof.

                            6. COVENANTS OF BUYER

      6.1 Required Approvals. As promptly as practicable after the date of this Agreement, Buyer will make all filings required by Legal Requirements to be made by it to consummate the Contemplated Transactions. Between the date of this Agreement and the Closing Date, Buyer will, (a) cooperate with the
Company with respect to all filings that the Company is required by Legal
Requirements to make in connection  with the  Contemplated
Transactions,  and
(b) cooperate with the Company in obtaining all consents identified in Part
3.2 of the Disclosure Letter; provided that this Agreement will not require
Buyer to dispose of or make any change in any portion of its business or to incur any other burden to obtain a Governmental Authorization.

      6.2   Employment Matters.

            (a)   All  employees  of the Company who accept
Buyer's  offer of
employment  shall be eligible for  participation  in Buyer's employee benefit
programs on the same terms and  conditions as similarly
situated  persons and
will  receive  credit for service  with the  Company  prior
to the Closing for
participation  and vesting  purposes under Buyer's  employee benefit programs
and  for  purposes  of   determining   paid-time  off
benefits  and  matching
contributions under the Morrison Health Care, Inc. Salary Deferral Plan and the Morrison Health Care, Inc. Deferred Compensation Plan.

            (b)   Each  full  time   employee   of  the
Company  who  accepts
employment  with Buyer (other than Mr. DeIorio and Mr.
Hemphill)  shall enter
into an employment agreement with Buyer pursuant to which, among other things, such individuals shall receive a Stock Option to purchase two hundred
(200) shares of Buyer's  Common  Stock upon the Closing.
Mr. De Iorio and Mr.
Hemphill shall receive Stock Options to purchase that number of shares of
Buyer's Common Stock as set forth in their respective
Employment Agreements.

      6.3 Post Closing Covenants. Buyer agrees to assume all of the
Assumed Liabilities from and after the Closing Date.

            7. CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO
CLOSE

      Buyer's obligation to purchase the Business and to take the other actions required to be taken by Buyer at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions
(any of which may be waived by Buyer, in whole or in part):

      7.1   Accuracy    of    Representations.    All   of
the    Company's
representations  and warranties in this Agreement
(considered  collectively),
and each of these  representations and warranties
(considered  individually),
must have been accurate in all material respects as of the date of this
Agreement, and must be accurate in all material respects as of the Closing
Date as if made on the Closing Date.

      7.2   The Company's Performance.

            (a)   All of the  covenants  and  obligations
that the Company is
required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been duly performed and complied with in all material respects.

            (b)   Each   document   required  to  be
delivered   pursuant  to
SectioClosing Obligations.At the Closing:(a) must have been delivered.

      7.3 Due Diligence. Buyer shall have completed its due diligence inquiry into the business, affairs and financial condition of the Company.

      7.4   Consents.  Each of the  consents  identified  in
Part 3.2  of the
Disclosure Letter, and each consent identified in Part 4.2 of the Disclosure
Letter, must have been obtained and must be in full force and effect.

      7.5 Additional Documents. Each of the following documents must have been delivered to Buyer:

            (a) an opinion of Nagle & Higgins, P.C., dated the Closing
Date, in the form of Exhibit 7.4(a);

            (b)   estoppel  certificates  executed  on
behalf of the  landlord
dated as of a date not more than twenty (20) days prior to the Closing Date, in the form of Exhibit 7.4(b);

            (c)   such other  documents  as Buyer may
reasonably  request for
the purpose of (i) enabling  its counsel to provide the
opinion referred to in
Section 8.4 Additional   Documents.Buyer   must  have
caused  the   following
documents to be delivered to the Company;(a), (ii) evidencing the accuracy of any of the Company's representations and warranties,
(iii) evidencing  the
performance by the Company of, or the compliance by either the Company with, any covenant or obligation required to be performed or complied with by it,
(iv) evidencing the satisfaction of any condition referred to in this
SectioCONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE, or (v) otherwise facilitating the consummation or performance of any of the Contemplated
Transactions.

      7.6 No Proceedings. Since the date of this Agreement, there must not have been commenced or Threatened against Buyer, or against any Person affiliated with Buyer, any Proceeding (a) involving any challenge to, or seeking damages or other relief in connection with, any of the Contemplated
Transactions, or (b) that may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions.

      7.7 No Claim Regarding Stock Ownership or Sale Proceeds. There must not have been made or Threatened by any Person any claim asserting that such
Person (a) is the holder or the beneficial owner of, or has the right to acquire or to obtain beneficial ownership of, any stock of, or any other voting, equity, or ownership interest in, the Company, or
(b) is entitled to
all or any portion of the Initial Purchase Price payable for the Business.

      7.8   No Prohibition.  Neither the  consummation  nor
the performance of
any of the  Contemplated  Transactions  will,  directly or
indirectly (with or
without notice or lapse of time), materially contravene,  or conflict with, or
result in a material  violation  of, or cause  Buyer or any
Person  affiliated
with  Buyer  to  suffer  any  material  adverse  consequence
under,   (a) any
applicable Legal Requirement or Order, or (b) any Legal Requirement or Order that has been published, introduced, or otherwise formally proposed by or before any Governmental Body.

         8. CONDITIONS PRECEDENT TO THE COMPANY'S OBLIGATION
TO CLOSE

      The Company's obligation to sell the Assets of the Business and to take the other actions required to be taken by the Company at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by the Company, in whole or in part):

      8.1 Accuracy of Representations. All of Buyer's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement and must be accurate in all material respects as of the Closing Date as if made on the
Closing Date.

      8.2   Buyer's Performance.

            (a)   All of the covenants and obligations  that
Buyer is required
to perform or to comply  with  pursuant to this  Agreement
at or prior to the
Closing   (considered   collectively),   and  each  of
these   covenants  and
obligations (considered individually), must have been performed and complied with in all material respects.

            (b)   Buyer must have delivered each of the
documents  required to
be delivered by Buyer pursuant to Section 2.5   Closing
Obligations.At   the
Closing:(b) and must have made the cash payments required to be made by Buyer pursuant to Section (i) the Initial Purchase Price, plus or minus such prorations of Assets, Assumed Liabilities, income and expenses from the
Effective Date to the Closing Date as may reasonably be determined and agreed to by the parties prior to the Closing Date, by bank cashier's check or by wire transfer to the accounts specified by the Company;.

      8.3   Consents.  Each of the  consents  identified  in
Part  3.2 of the
Disclosure Letter must have been obtained and must be in full force and effect.

      8.4   Additional  Documents.   Buyer  must  have
caused  the  following
documents to be delivered to the Company;

            (a)   an opinion of Powell,  Goldstein,  Frazer
& Murphy LLP dated
the Closing Date, in the form of Exhibit 8.4(a);

            (b)   stock  option  agreements  executed  by
Buyer in the form of
Exhibit Error! Not a valid bookmark self-reference. with all employees of the
Company (other than Mr. De Iorio and Mr. Hemphill) who accept employment with
Buyer; and

            (c) such other documents as the Company may reasonably request for the purpose of (i) enabling their counsel to provide the opinion referred to in Section 7.5(a), (ii) evidencing the accuracy of any representation or warranty of Buyer, (iii) evidencing the performance by Buyer of, or the compliance by Buyer with, any covenant or obligation required to be performed or complied with by Buyer, (iv) evidencing the satisfaction of any condition referred to in this Section, or (v) otherwise facilitating the consummation of any of the Contemplated Transactions.

      8.5 No Injunction. There must not be in effect any Legal Requirement or any injunction or other Order that (a) prohibits the sale of the Business by the Company to Buyer, and (b) has been adopted or issued, or has otherwise become effective, since the date of this Agreement.

                                9. TERMINATION

      9.1 Termination Events. This Agreement may, by notice given prior to or at the Closing, be terminated:

            (a)   by either  Buyer or the Company if a
material  Breach of any
provision of this Agreement has been committed by the other party and such
Breach has not been waived;

            (b)   by Buyer if any of the conditions in
Section 7. CONDITIONS
PRECEDENT TO BUYER'S OBLIGATION TO CLOSE has not been satisfied as of the
Closing Date or if satisfaction of such a condition is or becomes impossible
(other than through the failure of Buyer to comply with its obligations under this Agreement) and Buyer has not waived such condition on or before the
Closing Date;

            (c) by the Company, if any of the conditions in Section 8.
CONDITIONS PRECEDENT TO THE COMPANY'S OBLIGATION TO CLOSE has not been satisfied of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of the Company to comply with its obligations under this Agreement) and the Company has not waived such condition on or before the Closing Date;

            (d)   by mutual consent of Buyer and the
Company; or

            (e) by either Buyer or the Company if the Closing has not occurred (other than through the failure of any party seeking to terminate this Agreement to comply fully with its obligations under this Agreement) on or before April 30, 1998, or such later date as the parties may agree upon.

      9.2 Effect of Termination. Each party's right of termination under
Section 9.1 Termination Events.This Agreement may, by notice given prior to or at the Closing, be terminated: is in addition to any other rights it may have under this Agreement or otherwise, and the exercise of a right of termination will not be an election of remedies. If this Agreement is terminated pursuant to Section 9.1 Termination Events.This Agreement may, by notice given prior to or at the Closing, be terminated:, all further obligations of the parties under this Agreement will terminate, except that the obligations in Sections 12.1 and 12.2 will survive; provided, however, that if this Agreement is terminated by a party because of the Breach of the
Agreement by the other party or because one or more of the conditions to the terminating party's obligations under this Agreement is not satisfied as a result of the other party's failure to comply with its obligations under this
Agreement, the terminating party's right to pursue all legal remedies will survive such termination unimpaired.

                        10. INDEMNIFICATION; REMEDIES

      10.1  Survival;    Right   to   Indemnification   Not
Affected   by
Investigation.  All representations,  warranties,
covenants,  and obligations
in this  Agreement,  the  Disclosure  Letter,  and any
other  certificate  or
document  delivered  pursuant to this Agreement will survive the Closing.  The
right to  indemnification,  payment of Damages or other
remedy  based on such
representations,  warranties,  covenants, and obligations
will not be affected
by any  investigation  conducted with respect to the
accuracy or inaccuracy of
or  compliance  with,  any  such  representation,
warranty,   covenant,   or
obligation. The waiver of any condition based on the accuracy of any representation or warranty, or on the performance of or compliance with any covenant or obligation, will not affect the right to indemnification, payment of Damages, or other remedy if such representations or warranties prove to be inaccurate, or if such covenants and obligations prove to be nonfulfilled.

      10.2 Indemnification and Payment of Damages by the Company. The
Company will indemnify and hold harmless Buyer for, and will pay to the Buyer the amount of, any loss, liability, claim, damage, or expense (including costs of investigation and defense and reasonable attorneys' fees), whether or not involving a third-party claim (collectively, "Damages"), arising, directly or indirectly, from or in connection with:

            (a)   any Breach of any  representation  or
warranty  made by the
Company in this Agreement, the Disclosure Letter, the supplements to the
Disclosure Letter, or any other certificate or document delivered by the
Company pursuant to this Agreement;

            (b)   any Breach of any  representation  or
warranty  made by the
Company in this Agreement as if such representation or warranty were made on and as of the Closing Date;

            (c) any Breach by the Company of any covenant or obligation of the Company in this Agreement;

            (d)   any  services  provided by the Company
prior to the Closing
Date; or

            (e) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by any such Person with the Company (or any Person acting on its behalf) in connection with any of the Contemplated Transactions.

      10.3  Indemnification   and  Payment  of  Damages  by
the  Company  -
Environmental Matters.  In addition to the provisions of
Section 10.2
Indemnification  and  Payment  of  Damages  by the
Company.The  Company  will
indemnify  and hold  harmless  Buyer for, and will pay to
the Buyer the amount
of,  any loss,  liability,  claim,  damage,  or  expense
(including  costs of
investigation  and  defense  and  reasonable
attorneys'fees),  whether or not
involving a third-party claim (collectively,  "Damages"),
arising, directly or
indirectly,  from or in connection  with:, the Company will
indemnify and hold
harmless  Buyer  for,  and  will pay to  Buyer  the  amount
of,  any  Damages
(including  costs of  cleanup,  containment,  or other
remediation)  arising,
directly or indirectly, from or in connection with any
Environmental,  Health,
and Safety  Liabilities  arising out of or relating to: (i)
(A) the ownership,
operation,  or  condition  at any time on or prior to the
Closing  Date of any
properties  and assets used by the  Company,  or any
Hazardous  Materials  or
other  contaminants  that were  present on such  properties
and assets at any
time on or prior to the  Closing  Date;  or (ii) any
Hazardous  Materials  or
other   contaminants,   wherever  located,   that  were,  or
were  allegedly,
generated, transported, stored, treated, Released, or otherwise handled by the Company or by any other Person for whose conduct they are or may be held responsible at any time on or prior to the Closing Date.

      10.4  Indemnification   and  Payment  of  Damages  by
the  Company  -
Liabilities which are not Assumed Liabilities. Notwithstanding anything to the contrary contained herein, (a) the Company will indemnify and hold harmless Buyer for, and will pay Buyer the amount of, any Damages arising from liabilities or obligations of the Company which are not Assumed
Liabilities, and (b) such indemnification shall not be limited in time or amount or subject to any deductible or cap.

      10.5  Indemnification  and  Payment  of  Damages  by
Buyer.  Buyer  will
indemnify and hold harmless the Company, and will pay to the Company the amount of any Damages arising, directly or indirectly, from or in connection with:

            (a)   any Breach of any  representation  or
warranty made by Buyer
in this Agreement or in any certificate delivered by Buyer pursuant to this
Agreement;

            (b)   any Breach of any  representation  or
warranty  made by the
Company in the Agreement as if such representation or warranty were made on and as of the Closing Date;

            (c)   any Breach by Buyer of any covenant or
obligation  of Buyer
in this Agreement;

            (d)   any  services  provided  by the  Buyer
from and  after  the
Closing Date;

            (e) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by such Person with Buyer (or any Person acting on its behalf) in connection with any of the Contemplated Transactions;

            (f)   any liabilities or obligations of the
Buyer; or

            (g)   the Assumed Liabilities.

      10.6  Limitations  on  Indemnification.
Notwithstanding  the provisions
of Sections 10.2, 10.3, 10.4, and 10.5 hereof, a party shall not be entitled to be indemnified to the extent:

            (a) that such party acted in bad faith with respect to a claim or failed to reasonably attempt to mitigate damages with respect to a claim;

            (b) that such party receives indemnity and collects for any
Damages under the terms of any insurance policy then in force; or

            (c)   of the net amount of any income tax
deduction  available to
such party in the year in which the claim is made or any previous year.

      10.7  Time  Limitations.  If the Closing  occurs,  the
Company will have
no liability  (for  indemnification  or otherwise) for a
claim with respect to
any representation or warranty,  or covenant or obligation
to be performed and
complied  with prior to the Closing  Date,  other than those in Sections  3.4,
3.9   Taxes., 3.11      Employee  Benefits.  (with  respect
to  matters  other
than Tax), 3.17   Environmental  Matters.Except  as set
forth in part 3.17 of
the Disclosure Letter:, 3.21 and 3.22 unless on or before the third anniversary of the Closing Date Buyer notifies the Company of a claim specifying the factual basis of that claim in reasonable detail to the extent then known by Buyer; a claim with respect to Sections 3.9 Taxes. or 3.11
Employee Benefits., shall be made within the applicable statute of limitation for Tax matters; a claim with respect to Sections 3.21 or
3.22 shall be made
within the applicable statute of limitations, provided, however, that in no event may such a claim be brought after the seventh anniversary of the
Closing Date; a claim with respect to Sections 3.4, 3.17, or a claim for indemnification or reimbursement based upon any covenant or obligation to be performed and complied with after the Closing Date, may be made at any time.
If the Closing occurs, Buyer will have no liability (for indemnification or otherwise) with respect to any representation or warranty, or covenant or obligation to be performed and complied with prior to the Closing Date, unless on or before the third anniversary from the Closing Date, the Company notifies Buyer of a claim specifying the factual basis of that claim in reasonable detail to the extent then known by the Company, provided, however, that a claim for indemnification under Section 10.5(f) or (g) shall not be limited in time or amount or subject to any deductible or cap.

      10.8  Limitations on Amount - the Company.

            (a)   The Company will have no liability (for
indemnification  or
otherwise)  with  respect  to the  matters  described  in
clause  (a),  clause
(b) or,  to the extent  relating to any failure to perform
or comply  prior to
the Closing Date, clause (c) of Section 10.2
Indemnification  and  Payment
of Damages by the  Company.The  Company will indemnify and
hold harmless Buyer
for,  and will pay to the Buyer the  amount of,  any loss,
liability,  claim,
damage,  or  expense   (including  costs  of  investigation
and  defense  and
reasonable  attorneys'fees),  whether or not  involving  a
third-party  claim
(collectively,  "Damages"),  arising,  directly  or
indirectly,  from  or  in
connection with: and Section 10.3   Indemnification and
Payment of Damages by
the Company  -Environmental  Matters. In addition to the
provisions of Section
10.2  Indemnification  and Payment of Damages by the
Company.The  Company will
indemnify  and hold  harmless  Buyer for, and will pay to
the Buyer the amount
of,  any loss,  liability,  claim,  damage,  or  expense
(including  costs of
investigation  and  defense  and  reasonable
attorneys'fees),  whether or not
involving a third-party claim (collectively,  "Damages"),
arising, directly or
indirectly,  from or in connection  with:, the Company will
indemnify and hold
harmless  Buyer  for,  and  will pay to  Buyer  the  amount
of,  any  Damages
(including  costs of  cleanup,  containment,  or other
remediation)  arising,
directly or indirectly, from or in connection with any
Environmental,  Health,
and Safety  Liabilities  arising out of or relating to: (i)
(A) the ownership,
operation,  or  condition  at any time on or prior to the
Closing  Date of any
properties  and assets used by the  Company,  or any
Hazardous  Materials  or
other  contaminants  that were  present on such  properties
and assets at any
time on or prior to the  Closing  Date;  or (ii) any
Hazardous  Materials  or
other   contaminants,   wherever  located,   that  were,  or
were  allegedly,
generated, transported, stored, treated, Released, or otherwise handled by the Company or by any other Person for whose conduct they are or may be held responsible at any time on or prior to the Closing Date. until the total of all Damages with respect to such matters exceeds $15,000, and then only for the amount by which such Damages exceed $15,000. However, this Section
Error! Not a valid bookmark self-reference.Error! Not a valid bookmark self-reference. will not apply to any intentional Breach by the Company of any representation, warranty, covenant or obligation contained in this
Agreement, and the Company will be liable for all Damages with respect to such Breaches.

            (b)   The maximum  liability  the Company shall
have under Section
10.2 shall be the $500,000;  provided,  however, that the
foregoing limitation
shall  not  apply  to  any   intentional   Breach  by  the
Company   of  any
representation, warranty, covenant or obligation contained in this Agreement, and the Company will be liable for all Damages with respect to such Breaches.

      10.9 Limitations on Amount - Buyers. Buyer will have no liability
(for indemnification or otherwise) with respect to the matters described in clause (a) or (b) or, to the extent relating to any failure to perform or comply prior to the Closing Date, cluase (c) of Section 10.5 Indemnification and Payment of Damages by Buyer.Buyer will indemnify and hold harmless the Company, and will pay to the Company the amount of any Damages arising, directly or indirectly, from or in connection with:

            (a)   any Breach of any  representation  or
warranty made by Buyer
in this Agreement or in any certificate delivered by Buyer pursuant to this
Agreement;

            (b)   any Breach of any  representation  or
warranty  made by the
Company in the Agreement as if such representation or warranty were made on and as of the Closing Date;

            (c)   any Breach by Buyer of any covenant or
obligation  of Buyer
in this Agreement;

            (d)   any  services  provided  by the  Buyer
from and  after  the
Closing Date;

      (e) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by such Person with Buyer (or any Person acting on its behalf) in connection with any of the Contemplated Transactions until the total of all Damages with respect to such matters exceeds $15,000, and then only for the  amount by which  such  Damages  exceed
$15,000.  However,  this
Section  Error!  Not a valid  bookmark  self-reference.
will not apply to any
intentional Breach by Buyer of any representation, warranty, covenant or obligation contained in this Agreement, and Buyer will be liable for all
Damages with respect to such Breaches.

      10.10 Procedure For Indemnification - Third Party
Claims.

            (a)   Promptly  after  receipt  by  an
indemnified   party  under
Section 10.2   Indemnification  and  Payment  of  Damages
by the  Company.The
Company will  indemnify and hold harmless Buyer for, and
will pay to the Buyer
the amount of,  any loss,  liability,  claim,  damage,  or
expense  (including
costs of investigation and defense and reasonable
attorneys'fees),  whether or
not  involving  a  third-party  claim  (collectively,
"Damages"),   arising,
directly or indirectly, from or in connection with:, 10.4
Indemnification
and  Payment of Damages by the  Company  -Liabilities  which are not  Assumed
Liabilities.Notwithstanding   anything  to  the  contrary
contained  herein,
(a) the Company will indemnify and hold harmless Buyer for, and will pay
Buyer the amount of, any Damages arising from liabilities or obligations of the Company which are not Assumed Liabilities, and
(b) such  indemnification
shall not be limited in time or amount or subject to any deductible or cap.,
10.5 Indemnification and Payment of Damages by Buyer.Buyer will indemnify and hold harmless the Company, and will pay to the Company the amount of any Damages arising, directly or indirectly, from or in connection with:

            (a)   any Breach of any  representation  or
warranty made by Buyer
in this Agreement or in any certificate delivered by Buyer pursuant to this
Agreement;

            (b)   any Breach of any  representation  or
warranty  made by the
Company in the Agreement as if such representation or warranty were made on and as of the Closing Date;

            (c)   any Breach by Buyer of any covenant or
obligation  of Buyer
in this Agreement;

            (d)   any  services  provided  by the  Buyer
from and  after  the
Closing Date;

            (e)   any claim by any Person for  brokerage  or
finder's  fees or
commissions  or similar  payments  based upon any  agreement or  understanding
alleged to have been made by such Person  with Buyer (or any
Person  acting on
its behalf) in connection with any of the  Contemplated
Transactions,  or (to
the extent provided in the last sentence of Section 10.3
Indemnification
and Payment of Damages by the Company  -Environmental
Matters.In  addition to
the provisions of Section 10.2      Indemnification and
Payment of Damages by
the  Company.The  Company will indemnify and hold harmless
Buyer for, and will
pay to the  Buyer the  amount  of,  any loss,  liability,
claim,  damage,  or
expense   (including  costs  of  investigation   and
defense  and  reasonable
attorneys'fees), whether or not involving a third-party claim (collectively,
"Damages"), arising, directly or indirectly, from or in connection with:, the
Company will indemnify and hold harmless Buyer for, and will pay to Buyer the amount of, any Damages (including costs of cleanup, containment, or other remediation) arising, directly or indirectly, from or in connection with)
Section 10.3 Indemnification and Payment of Damages by the Company
-Environmental Matters.In addition to the provisions of
Section 10.2
Indemnification and Payment of Damages by the Company.The Company will indemnify and hold harmless Buyer for, and will pay to the Buyer the amount of, any loss, liability, claim, damage, or expense (including costs of investigation and defense and reasonable attorneys'fees), whether or not involving a third-party claim (collectively, "Damages"), arising, directly or indirectly, from or in connection with:, the Company will indemnify and hold harmless Buyer for, and will pay to Buyer the amount of, any Damages
(including costs of cleanup, containment, or other remediation) arising, directly or indirectly, from or in connection with of notice of the commencement of any Proceeding against it, such indemnified party will, if a claim is to be made against an indemnifying party under such Section, give notice to the indemnifying party of the commencement of such claim, but the failure to notify the indemnifying party will not relieve the indemnifying party of any liability that it may have to any indemnified party, except to the extent that the indemnifying party demonstrates that the defense of such action is prejudiced by the indemnifying party's failure to give such notice.

            (b)   If any Proceeding referred to in Section
(a)    Promptly
after receipt by an indemnified party under Section 10.2
Indemnification
and Payment of Damages by the  Company.The  Company  will
indemnify  and hold
harmless  Buyer  for,  and will pay to the  Buyer  the
amount  of,  any loss,
liability,  claim,  damage,  or expense  (including costs of investigation and
defense  and   reasonable   attorneys'fees),   whether  or
not   involving  a
third-party claim (collectively,  "Damages"), arising,
directly or indirectly,
from or in connection with:, 10.4   Indemnification and
Payment of Damages by
the Company  -Liabilities  which are not  Assumed
Liabilities.Notwithstanding
anything to the contrary contained herein,  (a) the Company
will indemnify and
hold  harmless  Buyer  for,  and will pay Buyer the  amount
of,  any  Damages
arising from  liabilities  or obligations of the Company
which are not Assumed
Liabilities,  and  (b) such  indemnification  shall not be
limited in time or
amount or subject to any deductible or cap., 10.5
Indemnification   and
Payment of Damages by Buyer.Buyer will indemnify and hold harmless the
Company, and will pay to the Company the amount of any Damages arising, directly or indirectly, from or in connection with:

            (a)   any Breach of any  representation  or
warranty made by Buyer
in this Agreement or in any certificate delivered by Buyer pursuant to this
Agreement;

            (b)   any Breach of any  representation  or
warranty  made by the
Company in the Agreement as if such representation or warranty were made on and as of the Closing Date;

            (c)   any Breach by Buyer of any covenant or
obligation  of Buyer
in this Agreement;

            (d)   any  services  provided  by the  Buyer
from and  after  the
Closing Date;

            (e)   any claim by any Person for  brokerage  or
finder's  fees or
commissions  or similar  payments  based upon any  agreement or  understanding
alleged to have been made by such Person  with Buyer (or any
Person  acting on
its behalf) in connection with any of the  Contemplated
Transactions,  or (to
the extent provided in the last sentence of Section 10.3
Indemnification
and Payment of Damages by the Company  -Environmental
Matters.In  addition to
the provisions of Section 10.2      Indemnification and
Payment of Damages by
the  Company.The  Company will indemnify and hold harmless
Buyer for, and will
pay to the  Buyer the  amount  of,  any loss,  liability,
claim,  damage,  or
expense   (including  costs  of  investigation   and
defense  and  reasonable
attorneys'fees),  whether or not involving a third-party
claim  (collectively,
"Damages"),  arising, directly or indirectly, from or in
connection with:, the
Company will  indemnify and hold harmless Buyer for, and
will pay to Buyer the
amount of, any  Damages  (including  costs of cleanup,
containment,  or other
remediation)  arising,  directly or  indirectly,  from or in connection  with)
Section 10.3      Indemnification  and  Payment  of  Damages
by the  Company
-Environmental Matters.In addition to the provisions of
Section 10.2
Indemnification  and  Payment  of  Damages  by the
Company.The  Company  will
indemnify  and hold  harmless  Buyer for, and will pay to
the Buyer the amount
of,  any loss,  liability,  claim,  damage,  or  expense
(including  costs of
investigation  and  defense  and  reasonable
attorneys'fees),  whether or not
involving a third-party claim (collectively,  "Damages"),
arising, directly or
indirectly,  from or in connection  with:, the Company will
indemnify and hold
harmless  Buyer  for,  and  will pay to  Buyer  the  amount
of,  any  Damages
(including  costs of  cleanup,  containment,  or other
remediation)  arising,
directly  or  indirectly,  from  or  in  connection  with
of  notice  of  the
commencement of any Proceeding  against it, such indemnified party will, if a
claim is to be made against an  indemnifying  party under
such  Section,  give
notice to the  indemnifying  party of the  commencement of
such claim, but the
failure to notify the  indemnifying  party will not relieve
the  indemnifying
party of any liability that it may have to any  indemnified
party,  except to
the extent that the indemnifying  party  demonstrates that
the defense of such
action is prejudiced by the indemnifying  party's failure to give such notice.
is  brought  against  an  indemnified   party  and  it
gives  notice  to  the
indemnifying  party of the commencement of such  Proceeding, the indemnifying
party will,  unless the claim  involves  Taxes,  be entitled to participate in
such   Proceeding   and,  to  the  extent  that  it  wishes
(unless  (i)  the
indemnifying  party is also a party  to such  Proceeding
and the  indemnified
party   determines   in  good  faith  that  joint
representation   would  be
inappropriate,  or (ii) the  indemnifying  party  fails to
provide  reasonable
assurance to the  indemnified  party of its financial
capacity to defend such
Proceeding and provide  indemnification  with respect to
such Proceeding),  to
assume  the  defense  of such  Proceeding  with  counsel
satisfactory  to the
indemnified  party  and,  after  notice  from  the
indemnifying  party to the
indemnified  party of its  election to assume the defense of such  Proceeding,
the  indemnifying  party  will not,  as long as it
diligently  conducts  such
defense, be liable to the indemnified party under this
Section 10.
INDEMNIFICATION;  REMEDIES for any fees of other counsel or
any other expenses
with  respect to the  defense of such  Proceeding,  in each
case  subsequently
incurred  by the  indemnified  party in  connection  with
the  defense of such
Proceeding, other than reasonable costs of investigation.
If the indemnifying
party  assumes  the  defense  of a  Proceeding,  (i) it will be  conclusively
established  for  purposes  of this  Agreement  that the
claims  made in that
Proceeding  are within the scope of and  subject to
indemnification;  (ii) no
compromise or  settlement  of such claims may be effected by the  indemnifying
party without the  indemnified  party's consent unless (A)
there is no finding
or admission of any  violation of Legal  Requirements  or
any violation of the
rights  of any  Person  and no effect  on any  other  claims that may be made
against the  indemnified  party,  and (B) the sole relief
provided is monetary
damages  that  are  paid in full by the  indemnifying
party;  and  (iii)  the
indemnified  party will have no liability  with respect to
any  compromise  or
settlement of such claims effected without its consent.  If
notice is given to
an  indemnifying   party  of  the  commencement  of  any
Proceeding  and  the
indemnifying party does not, within ten days after the indemnified party's notice is given, give notice to the indemnified party of its election to assume the defense of such Proceeding, the indemnifying party will be bound by any determination made in such Proceeding or any compromise or settlement effected by the indemnified party.

            (c) Notwithstanding the foregoing, if an indemnified party determines in good faith that there is a reasonable probability that a
Proceeding may adversely affect it or its affiliates other than as a result of monetary damages for which it would be entitled to indemnification under this Agreement, the indemnified party may, by notice to the indemnifying party, assume the exclusive right to defend, compromise, or settle such
Proceeding, but the indemnifying party will not be bound by any determination of a Proceeding so defended or any compromise or settlement effected without its consent (which may not be unreasonably withheld).

      10.11 Procedure  for   Indemnification  -  Other
Claims.  A  claim  for
indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

      10.12 Exclusive Remedy. The remedies provided in this Article 10 shall be exclusive of and limit any other remedies that may be available at law or in equity.

                            11. DISPUTE RESOLUTION

      11.1 Dispute Defined. As used in this Agreement, "Dispute" shall mean any dispute or disagreement between the Buyer and the Company concerning the interpretation of this Agreement, the validity of this Agreement, any breach or alleged breach by any party under this Agreement or any other matter relating in any way to this Agreement.



      11.2  Dispute Resolution Procedures.

            (a)   If  a  Dispute   arises,   the  parties
shall  follow  the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations  pursuant to
Section 11.2(a),  the
parties  shall attempt in good faith to resolve any such
Dispute by nonbinding
mediation.  Either Buyer or the Company may  initiate a
nonbinding  mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three (3) business  days' notice of
such intention and
may also be accompanied by legal  counsel.,  the parties
shall attempt in good
faith to resolve any such  Dispute by  nonbinding
mediation.  Either Buyer or
the Company may initiate a  nonbinding  mediation
proceeding  by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business days' notice of such intention and may also be accompanied by legal counsel.

            (b)   If the Dispute is not resolved by
negotiations  pursuant to
Section (a) If a Dispute  arises,  the  parties  shall
follow the  procedures
specified in this Article 11. The parties  shall  promptly
attempt to resolve
any Dispute by negotiations  between  themselves.  Either
Buyer or the Company
may give the other party  written  notice of any  Dispute
not  resolved in the
normal  course of business.  The parties  shall meet at a
mutually  acceptable
time and place  within  fifteen  (15)  calendar  days after
delivery  of such
notice,  and  thereafter  as  often  as they  reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been resolved by the parties  within thirty
(30) calendar days
of the disputing  party's  notice,  or if the parties fail
to meet within such
fifteen  (15)  calendar  days,  either  Buyer  or  the
Company  may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either  Buyer or the Company may give the other  party
written  notice of any
Dispute not resolved in the normal course of business.  The
parties shall meet
at a mutually  acceptable  time and place within  fifteen
(15)  calendar  days
after  delivery of such notice,  and  thereafter  as often
as they  reasonably
deem  necessary,  to exchange  relevant  information and to
attempt to resolve
the  Dispute.  If the  Dispute has not been  resolved  by
the  parties  within
thirty (30) calendar days of the disputing  party's notice,
or if the parties
fail to meet within such  fifteen  (15)  calendar  days,
either  Buyer or the
Company may initiate mediation as provided in Section (b)
If the  Dispute is
not resolved by negotiations pursuant to Section (a)  If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding mediation proceeding by a request in writing to the other party
(the "Mediation Request"), and both parties will then be obligated to engage in a mediation. The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of
Business Disputes, with the following exceptions:

                  (i)   if the  parties  have not agreed
within  thirty  (30)
            calendar days of the Mediation Request on the selection of a mediator willing to serve, CPR, upon the request of either Buyer or the Company, shall appoint a member of the CPR Panels of
            Neutrals as the mediator, and

                  (ii)  efforts to reach a settlement  will
continue until the
            conclusion of the proceedings, which shall be deemed to occur upon the earliest of the date that: (A) a written settlement is reached, or (B) the mediator concludes and informs the parties in writing that further efforts would not be useful, or (C) the parties agree in writing that an impasse has been reached, or (D)
            a period of sixty (60) calendar days has passed since the
            Mediation Request and none of the events specified in the
            foregoing clauses (A), (B) or (C) has occurred. No party may withdraw before the conclusion of the
proceeding.

            (c)   If a Dispute is not  resolved  by
negotiation  pursuant  to
Section (a) If a Dispute  arises,  the  parties  shall
follow the  procedures
specified in this Article 11. The parties  shall  promptly
attempt to resolve
any Dispute by negotiations  between  themselves.  Either
Buyer or the Company
may give the other party  written  notice of any  Dispute
not  resolved in the
normal  course of business.  The parties  shall meet at a
mutually  acceptable
time and place  within  fifteen  (15)  calendar  days after
delivery  of such
notice,  and  thereafter  as  often  as they  reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been resolved by the parties  within thirty
(30) calendar days
of the disputing  party's  notice,  or if the parties fail
to meet within such
fifteen  (15)  calendar  days,  either  Buyer  or  the
Company  may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either  Buyer or the Company may give the other  party
written  notice of any
Dispute not resolved in the normal course of business.  The
parties shall meet
at a mutually  acceptable  time and place within  fifteen
(15)  calendar  days
after  delivery of such notice,  and  thereafter  as often
as they  reasonably
deem  necessary,  to exchange  relevant  information and to
attempt to resolve
the  Dispute.  If the  Dispute has not been  resolved  by
the  parties  within
thirty (30) calendar days of the disputing  party's notice,
or if the parties
fail to meet within such  fifteen  (15)  calendar  days,
either  Buyer or the
Company may initiate mediation as provided in Section (b)
If the  Dispute is
not resolved by negotiations pursuant to Section (a)  If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel. of this Agreement or by mediation pursuant to
Section (b)      If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement within
one  hundred (100)  calendar days after initiation of the
negotiation  process
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations  pursuant to
Section 11.2(a),  the
parties  shall attempt in good faith to resolve any such
Dispute by nonbinding
mediation.  Either Buyer or the Company may  initiate a
nonbinding  mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three (3) business  days' notice of
such intention and
may also be accompanied by legal  counsel.,  the parties
shall attempt in good
faith to resolve any such  Dispute by  nonbinding
mediation.  Either Buyer or
the Company may initiate a  nonbinding  mediation
proceeding  by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business days' notice of such intention and may also be accompanied by legal counsel., such Dispute and any other claims arising out of or relating to this Agreement shall be resolved pursuant to Section 12.2(d).

            (d)   The parties shall submit the dispute to
binding  arbitration
in accordance with the following procedures:

                  (i)   Any  arbitration   proceeding
shall  take  place  in
            Nashville, Tennessee, and shall be conducted in accordance with the then current  rules of the  Nashville
Chapter of the American
            Arbitration Association.

                  (ii)  The  parties  shall have ten (10)
days after the first
            to occur of the events in Sections  11.2(b)(ii)
(B), (C) or (D) or
            Section  11.2(c)  to agree  upon an  arbitrator
to  conduct  such
            proceeding.  If the parties  fail to so agree
within such ten (10)
            day  period,  then  within five (5) days after
the end of such ten
            (10) day  period,  each  party  shall  select an
arbitrator  and,
            within  ten (10) days  after the end of such
five (5) day  period,
            such two (2)  arbitrators  shall select a third
arbitrator.  Each
            arbitrator  shall have  professional  experience
relating  to the
            business,  accounting  or  legal  aspects  of
the  subject  of the
            arbitration.  No arbitrators  shall have any
material  interest in
            the result of the  arbitration  or be, or shall
ever have been, an
            affiliate,   equity   holder  or  creditor  of,
or  an  attorney,
            accountant,   agent  or   consultant,   for  any
Party  to  such
            arbitration proceeding.

                  (iii) Each arbitration proceeding shall start as soon as
            reasonably practical after the selection of the arbitrator(s).
            Specific timing, including the setting of the dates for hearings, shall be subject to the mutual agreement of each party, including the arbitrator(s); provided, however, that if agreement cannot be reached  within a reasonable  time, the
arbitrator(s)  shall have
            the sole authority to settle all timing issues after taking into account the needs of each party to prepare for, resolve and dispose of the matter as soon as reasonably practicable.

                  (iv)  The decision of the  arbitrator or,
if there are three
            (3) arbitrators, the decision of any two (2) arbitrators, shall be final and binding upon the Parties, and judgment may be entered upon any such decision in any court having jurisdiction.

                  (v)   Except as otherwise  specifically
provided herein, all
            costs  incurred in  connection  with any
arbitration  proceeding,
            including  the  American   Arbitration
Association   fees,   the
            arbitrator(s) fees, the cost of using any facilities for the arbitration hearings and the reasonable fees and expenses of expert witnesses, legal counsel and accountants of the prevailing party may be included in whole or in part in the award to be paid by the non-prevailing party.

      11.3  Provisional   Remedies.   At  any  time   during
the   procedures
specified in Sections (a)     If a Dispute  arises,  the
parties  shall follow
the  procedures  specified  in this  Article  11. The
parties  shall  promptly
attempt to resolve  any Dispute by  negotiations  between
themselves.  Either
Buyer or the Company may give the other  party  written
notice of any Dispute
not  resolved in the normal  course of business.  The
parties  shall meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations  pursuant to
Section 11.2(a),  the
parties  shall attempt in good faith to resolve any such
Dispute by nonbinding
mediation.  Either Buyer or the Company may  initiate a
nonbinding  mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three (3) business  days' notice of
such intention and
may also be accompanied by legal  counsel.,  the parties
shall attempt in good
faith to resolve any such  Dispute by  nonbinding
mediation.  Either Buyer or
the Company may initiate a  nonbinding  mediation
proceeding  by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel. and (b)  If the Dispute is not resolved by
negotiations  pursuant to
Section (a) If a Dispute  arises,  the  parties  shall
follow the  procedures
specified in this Article 11. The parties  shall  promptly
attempt to resolve
any Dispute by negotiations  between  themselves.  Either
Buyer or the Company
may give the other party  written  notice of any  Dispute
not  resolved in the
normal  course of business.  The parties  shall meet at a
mutually  acceptable
time and place  within  fifteen  (15)  calendar  days after
delivery  of such
notice,  and  thereafter  as  often  as they  reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been resolved by the parties  within thirty
(30) calendar days
of the disputing  party's  notice,  or if the parties fail
to meet within such
fifteen  (15)  calendar  days,  either  Buyer  or  the
Company  may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either  Buyer or the Company may give the other  party
written  notice of any
Dispute not resolved in the normal course of business.  The
parties shall meet
at a mutually  acceptable  time and place within  fifteen
(15)  calendar  days
after  delivery of such notice,  and  thereafter  as often
as they  reasonably
deem  necessary,  to exchange  relevant  information and to
attempt to resolve
the  Dispute.  If the  Dispute has not been  resolved  by
the  parties  within
thirty (30) calendar days of the disputing  party's notice,
or if the parties
fail to meet within such  fifteen  (15)  calendar  days,
either  Buyer or the
Company may initiate mediation as provided in Section (b)
If the  Dispute is
not resolved by negotiations pursuant to Section (a)  If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business Disputes,  with the following exceptions:  of this
Agreement, a party
may seek a preliminary  injunction or other provisional
judicial relief if in
its  judgment  such  action is  necessary  to avoid
irreparable  damage or to
preserve the status quo.  Despite such  action,  the parties will  continue to
participate in good faith in the procedures specified in
Section (a)    If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel. and (b)  If the Dispute is not resolved by
negotiations  pursuant to
Section (a) If a Dispute  arises,  the  parties  shall
follow the  procedures
specified in this Article 11. The parties  shall  promptly
attempt to resolve
any Dispute by negotiations  between  themselves.  Either
Buyer or the Company
may give the other party  written  notice of any  Dispute
not  resolved in the
normal  course of business.  The parties  shall meet at a
mutually  acceptable
time and place  within  fifteen  (15)  calendar  days after
delivery  of such
notice,  and  thereafter  as  often  as they  reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been resolved by the parties  within thirty
(30) calendar days
of the disputing  party's  notice,  or if the parties fail
to meet within such
fifteen  (15)  calendar  days,  either  Buyer  or  the
Company  may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either  Buyer or the Company may give the other  party
written  notice of any
Dispute not resolved in the normal course of business.  The
parties shall meet
at a mutually  acceptable  time and place within  fifteen
(15)  calendar  days
after  delivery of such notice,  and  thereafter  as often
as they  reasonably
deem  necessary,  to exchange  relevant  information and to
attempt to resolve
the  Dispute.  If the  Dispute has not been  resolved  by
the  parties  within
thirty (30) calendar days of the disputing  party's notice,
or if the parties
fail to meet within such  fifteen  (15)  calendar  days,
either  Buyer or the
Company may initiate mediation as provided in Section (b)
If the  Dispute is
not resolved by negotiations pursuant to Section (a)  If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding mediation proceeding by a request in writing to the other party
(the "Mediation Request"), and both parties will then be obligated to engage in a mediation. The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of
Business Disputes, with the following exceptions:.

      11.4  Tolling  Statute  of  Limitations.   All
applicable  statutes  of
limitation  and defenses  based upon the passage of time
shall be tolled while
the procedures specified in Sections (a)  If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either  Buyer or the Company may give the other  party
written  notice of any
Dispute not resolved in the normal course of business.  The
parties shall meet
at a mutually  acceptable  time and place within  fifteen
(15)  calendar  days
after  delivery of such notice,  and  thereafter  as often
as they  reasonably
deem  necessary,  to exchange  relevant  information and to
attempt to resolve
the  Dispute.  If the  Dispute has not been  resolved  by
the  parties  within
thirty (30) calendar days of the disputing  party's notice,
or if the parties
fail to meet within such  fifteen  (15)  calendar  days,
either  Buyer or the
Company may initiate mediation as provided in Section (b)
If the  Dispute is
not resolved by negotiations pursuant to Section (a)  If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations  pursuant to
Section 11.2(a),  the
parties  shall attempt in good faith to resolve any such
Dispute by nonbinding
mediation.  Either Buyer or the Company may  initiate a
nonbinding  mediation
proceeding  by a  request  in  writing  to the  other  party
(the  "Mediation
Request"),  and both  parties will then be obligated to
engage in a mediation.
The  proceeding  will be conducted in accordance  with the
then current Center
for Public  Resources  ("CPR")  Model  Procedure  for
Mediation  of  Business
Disputes,  with the following exceptions:  of this
Agreement.  If a negotiator
intends to be accompanied at a meeting by legal counsel,
the other negotiator
shall be given at least three (3) business  days' notice of
such intention and
may also be accompanied by legal  counsel.,  the parties
shall attempt in good
faith to resolve any such  Dispute by  nonbinding
mediation.  Either Buyer or
the Company may initiate a  nonbinding  mediation
proceeding  by a request in
writing to the other party (the  "Mediation  Request"),  and both parties will
then be obligated to engage in a mediation.  The proceeding
will be conducted
in accordance with the then current Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel. and (b)  If the Dispute is not resolved by
negotiations  pursuant to
Section (a) If a Dispute  arises,  the  parties  shall
follow the  procedures
specified in this Article 11. The parties  shall  promptly
attempt to resolve
any Dispute by negotiations  between  themselves.  Either
Buyer or the Company
may give the other party  written  notice of any  Dispute
not  resolved in the
normal  course of business.  The parties  shall meet at a
mutually  acceptable
time and place  within  fifteen  (15)  calendar  days after
delivery  of such
notice,  and  thereafter  as  often  as they  reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been resolved by the parties  within thirty
(30) calendar days
of the disputing  party's  notice,  or if the parties fail
to meet within such
fifteen  (15)  calendar  days,  either  Buyer  or  the
Company  may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either  Buyer or the Company may give the other  party
written  notice of any
Dispute not resolved in the normal course of business.  The
parties shall meet
at a mutually  acceptable  time and place within  fifteen
(15)  calendar  days
after  delivery of such notice,  and  thereafter  as often
as they  reasonably
deem  necessary,  to exchange  relevant  information and to
attempt to resolve
the  Dispute.  If the  Dispute has not been  resolved  by
the  parties  within
thirty (30) calendar days of the disputing  party's notice,
or if the parties
fail to meet within such  fifteen  (15)  calendar  days,
either  Buyer or the
Company may initiate mediation as provided in Section (b)
If the  Dispute is
not resolved by negotiations pursuant to Section (a)  If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties   fail to meet within such fifteen (15)
calendar  days, either
Buyer or the Company may  initiate   mediation as  provided
in Section (b)  If
the Dispute is not  resolved b  negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding mediation proceeding by a request in writing to the other party
(the "Mediation Request"), and both parties will then be obligated to engage in a mediation. The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of
Business Disputes, with the following exceptions: of this Agreement are pending. The parties will take such action, if any, as is required to effectuate such tolling.

      11.5 Performance to Continue. Each party shall continue to perform its or his obligations under this Agreement and the Earnout
Agreement pending
final resolution of any Dispute.

      11.6  Extension of Deadlines.  All  deadlines
specified in this Article
11 may be extended by mutual agreement between the parties.

      11.7  Enforcement.  The parties  regard the
obligations in this Article
11 to constitute an essential provision of this Agreement and one that is legally binding on them. In case of a violation of the obligations in this
Article 11 by either Buyer or the Company, the other party may bring an action to seek enforcement of such obligations in the United States District
Court for the Middle District of Tennessee.

      11.8  Costs.  The parties shall pay their own costs,
fees, and expenses
incurred in connection with the application of the
provisions of Sections (a)
If a Dispute  arises,  the parties  shall follow the
procedures  specified in
this Article 11. The parties shall promptly  attempt to
resolve any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may  initiate mediation as provided in
Section (b)   If
the Dispute is not resolved by negotiations  pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel. and (b)  If the Dispute is not resolved by
negotiations  pursuant to
Section (a) If a Dispute  arises,  the  parties  shall
follow the  procedures
specified in this Article 11. The parties  shall  promptly
attempt to resolve
any Dispute by negotiations  between  themselves.  Either
Buyer or the Company
may give the other party  written  notice of any  Dispute
not  resolved in the
normal  course of business.  The parties  shall meet at a
mutually  acceptable
time and place  within  fifteen  (15)  calendar  days after
delivery  of such
notice,  and  thereafter  as  often  as they  reasonably
deem  necessary,  to
exchange  relevant  information and to attempt to resolve
the Dispute.  If the
Dispute has not been resolved by the parties  within thirty
(30) calendar days
of the disputing  party's  notice,  or if the parties fail
to meet within such
fifteen  (15)  calendar  days,  either  Buyer  or  the
Company  may  initiate
mediation as provided in Section (b)      If the  Dispute is
not  resolved  by
negotiations pursuant to Section (a)      If a  Dispute
arises,  the  parties
shall follow the  procedures  specified in this Article 11.
The parties  shall
promptly  attempt to resolve any Dispute by negotiations
between  themselves.
Either  Buyer or the Company may give the other  party
written  notice of any
Dispute not resolved in the normal course of business.  The
parties shall meet
at a mutually  acceptable  time and place within  fifteen
(15)  calendar  days
after  delivery of such notice,  and  thereafter  as often
as they  reasonably
deem  necessary,  to exchange  relevant  information and to
attempt to resolve
the  Dispute.  If the  Dispute has not been  resolved  by
the  parties  within
thirty (30) calendar days of the disputing  party's notice,
or if the parties
fail to meet within such  fifteen  (15)  calendar  days,
either  Buyer or the
Company may initiate mediation as provided in Section (b)
If the  Dispute is
not resolved by negotiations pursuant to Section (a)  If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the  following  exceptions:  of
this  Agreement.  In
addition,  the fees and  expenses of CPR and the mediator in connection  with
the application of the provisions of Section (b)      If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following exceptions: of this Agreement shall be borne fifty percent (50%) by
Buyer and fifty percent (50%) by the Company.

      11.9  Replacement.  If CPR is no  longer  in  business
or is  unable or
refuses or declines to act or to continue to act under
Section (b)      If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by  negotiations  pursuant  to Section  11.2(a),
the  parties  shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business Disputes,  with the following  exceptions:  of this
Agreement for any
reason, then the functions specified in Section (b)   If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  to be  performed  by CPR shall be
performed by another
Person engaged in a business  equivalent to that conducted
by CPR as is agreed
to by the parties  (the  "Replacement").  If the parties
cannot  agree on the
identity of the Replacement  within  ten (10),  calendar
days after a Request,
the  Replacement  shall be selected  by the Chief  Judge of
the United  States
District  Court for the Northern  District of Georgia upon
application.  If a
Replacement is selected by either means, Section (b)  If
the  Dispute  is not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant to Section (a) If a Dispute  arises,  the  parties
shall  follow the
procedures  specified in this Article 11. The parties shall
promptly  attempt
to resolve any Dispute by  negotiations  between
themselves.  Either Buyer or
the  Company  may give the  other  party  written  notice of any  Dispute  not
resolved  in the  normal  course of  business.  The  parties shall  meet at a
mutually  acceptable  time and place within  fifteen (15)
calendar days after
delivery of such  notice,  and  thereafter  as often as they reasonably  deem
necessary,  to  exchange  relevant  information  and to
attempt to resolve the
Dispute.  If the Dispute has not been  resolved by the
parties  within  thirty
(30) calendar days of the disputing  party's notice, or if
the parties fail to
meet within such fifteen (15) calendar  days,  either Buyer
or the Company may
initiate mediation as provided in Section (b)   If   the
Dispute   is   not
resolved by negotiations pursuant to Section (a)      If  a
Dispute   arises,
the parties  shall  follow the  procedures  specified  in
this Article 11. The
parties shall promptly attempt to resolve any Dispute by
negotiations  between
themselves.  Either  Buyer or the  Company  may give the
other  party  written
notice of any  Dispute  not  resolved in the normal  course
of  business.  The
parties  shall meet at a mutually  acceptable  time and
place  within  fifteen
(15) calendar days after  delivery of such notice,  and
thereafter as often as
they  reasonably  deem  necessary,  to exchange  relevant
information  and to
attempt to resolve the  Dispute.  If the Dispute has not
been  resolved by the
parties within thirty (30) calendar days of the disputing
party's notice,  or
if the parties  fail to meet within such fifteen (15)
calendar  days,  either
Buyer or the Company may initiate mediation as provided in
Section (b)  If
the Dispute is not resolved by negotiations pursuant to
Section (a)     If a
Dispute  arises,  the parties  shall follow the  procedures
specified in this
Article  11. The  parties  shall  promptly  attempt to
resolve  any Dispute by
negotiations  between  themselves.  Either  Buyer or the
Company may give the
other party  written  notice of any Dispute not resolved in
the normal  course
of business.  The parties shall meet at a mutually
acceptable  time and place
within  fifteen  (15)  calendar  days  after  delivery  of
such  notice,  and
thereafter as often as they reasonably deem  necessary,  to
exchange  relevant
information  and to attempt to resolve  the  Dispute.  If
the  Dispute has not
been  resolved  by  the  parties  within  thirty  (30)
calendar  days  of the
disputing  party's notice,  or if the parties fail to meet
within such fifteen
(15)  calendar  days,  either Buyer or the Company may
initiate  mediation as
provided in Section (b) If  the  Dispute  is  not  resolved
by   negotiations
pursuant  to  Section  11.2(a),  the  parties  shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following  exceptions:  of  this  Agreement.  If a
negotiator  intends  to be
accompanied  at a meeting  by legal  counsel,  the other
negotiator  shall be
given at least three (3) business  days' notice of such
intention and may also
be accompanied by legal  counsel.,  the parties shall
attempt in good faith to
resolve any such Dispute by nonbinding mediation.  Either
Buyer or the Company
may initiate a nonbinding  mediation proceeding by a request in writing to the
other  party  (the  "Mediation  Request"),  and  both
parties  will  then  be
obligated  to engage in a  mediation.  The  proceeding  will be  conducted  in
accordance  with the then current  Center for Public
Resources  ("CPR") Model
Procedure for Mediation of Business Disputes,  with the
following  exceptions:
of this Agreement.  If a negotiator  intends to be
accompanied at a meeting by
legal  counsel,  the  other  negotiator  shall be given  at
least  three  (3)
business  days' notice of such  intention and may also be
accompanied by legal
counsel.,  the parties shall attempt in good faith to
resolve any such Dispute
by  nonbinding  mediation.   Either  Buyer  or  the  Company
may  initiate  a
nonbinding  mediation  proceeding  by a request in writing
to the other  party
(the "Mediation  Request"),  and both parties will then be
obligated to engage
in a mediation.  The proceeding  will be conducted in
accordance with the then
current Center for Public  Resources  ("CPR") Model
Procedure for Mediation of
Business  Disputes,  with the following  exceptions:  of
this Agreement.  If a
negotiator intends to be accompanied at a meeting by legal
counsel,  the other
negotiator  shall be given at least three (3)  business
days'  notice of such
intention and may also be  accompanied  by legal  counsel.,
the parties shall
attempt in good faith to resolve  any such  Dispute by
nonbinding  mediation.
Either Buyer or the Company may initiate a nonbinding
mediation proceeding by
a request in writing to the other party (the  "Mediation
Request"),  and both
parties will then be obligated to engage in a mediation.
The proceeding  will
be conducted in accordance  with the then current Center for
Public  Resources
("CPR")  Model  Procedure  for  Mediation  of  Business
Disputes,   with  the
following exceptions: shall be deemed appropriately amended to refer to such
Replacement.

                            12. GENERAL PROVISIONS

      12.1  Expenses.   Except  as  otherwise   expressly
provided  in  this
Agreement, each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of agents, representatives, counsel, and accountants.

      12.2  Public   Announcements.   Any  public
announcement   or  similar
publicity with respect to this Agreement or the Contemplated Transactions will be issued, if at all, at such time and in such manner as Buyer determines. Unless consented to by Buyer and the Company in advance or required by Legal Requirements, prior to the Closing the parties shall keep this Agreement strictly confidential and may not make any disclosure of this
Agreement  to any Person  other than their  representatives.
The  Company and
Buyer will consult with each other concerning the means by which the
Company's employees, customers, and suppliers and others having dealings with the Company will be informed of the Contemplated Transactions, and Buyer will have the right to be present for any such communication.

      12.3  Confidentiality.  The Confidentiality  Agreement
dated October 27,
1997,  executed  by Buyer shall  remain in full force and
effect,  and to the
extent the  following  does not  contradict  such
Confidentiality  Agreement,
between  the  date of this  Agreement  and the  Closing
Date,  Buyer  and the
Company will maintain in confidence,  and will cause the
directors,  officers,
employees,  agents,  and  advisors  of Buyer and the
Company to  maintain  in
confidence,  any written  oral,  or other  information
obtained in confidence
from another  party or the Company in  connection  with this
Agreement or the
Contemplated  Transactions,  unless (a) such  information
is already known to
such  party  or to  others  not  bound  by a duty of
confidentiality  or such
information  becomes  publicly  available  through no fault
of such party, (b)
the use of such  information  is necessary or appropriate in making any filing
or  obtaining  any consent or approval  required for the
consummation  of the
Contemplated  Transactions,  or (c) the furnishing or use of such  information
is  required  by  or  necessary  or  appropriate  in
connection   with  legal
proceedings. If the Contemplated Transactions are not consummated, each party will return or destroy as much of such written information as the other party may reasonably request.

      12.4  Notices.    All   notices,    consents,
waivers,    and   other
communications under this Agreement must be in writing and will be deemed to have been duly given:

            (a)   when personally delivered;

            (b)   upon  delivery  by  United  States
Express  Mail  or  other
nationally recognized overnight courier service which provides evidence of delivery when sent by such courier;

            (c) five (5) days after posting when sent by registered or certified mail, postage prepaid, return receipt requested;
or

            (d)   upon   confirmation  of   transmission
when  delivered  by
facsimile transmission, provided a copy thereof is also delivered by regular mail;

      in each case to the appropriate addresses and facsimile numbers set forth below (or to such other addresses and facsimile numbers as a party may designate by notice to the other parties):

      Notice to the Buyer shall be sufficient if given to:

                  Morrison Health Care, Inc.
                  Suite 400
                  1955 Lake Park Drive, SE
                  Smyrna, Georgia  30080-3300
                  Attn:  General Counsel
                  Phone:  770-437-3300
                  Facsimile:  770-437-3342

      with a copy to:

                  Powell, Goldstein, Frazer & Murphy, LLP
                  191 Peachtree Street, N.E.
                  Sixteenth Floor
                  Atlanta, Georgia  30303
                  Attn.:  Thomas R. McNeill, Esq.
                  Phone:  404-572-6681
                  Facsimile:  404-572-6999

      Notice to the Company shall be sufficient if given to:

                  Spectra Systems, Inc.
                  300 East 5th Avenue
                  Suite 340
                  Naperville, Illinois  60563
                  Attn:  James W. Hemphill
                  Phone:  630-961-2555
                  Facsimile:  630-961-3785

      with a copy to:

                  Nagle & Higgins, P.C.
                  1755 Park Street
                  Suite 260
                  Naperville, Illinois  60563
                  Attn:  Brien J. Nagle
                  Phone  630-355-8100
                  Facsimile :  630-355-8185

      12.5  Further  Assurances.   The  parties  agree  (a)
to  furnish  upon
request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

      12.6 Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this
Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and
(c) no  notice to or
demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

      12.7 Entire Agreement and Modification. This Agreement supersedes all prior agreements between the parties with respect to its subject matter
(including the Letter of Intent between Buyer and the Company, dated December
17, 1997, but excluding the Confidentiality  Agreement dated
October 27, 1997)
and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

      12.8  Disclosure Letter.

            (a)   The  disclosures in the  Disclosure
Letter must relate only
to the representations and warranties in the Section of the Agreement to which they expressly relate and not to any other representation or warranty in this Agreement except that a disclosure may specifically cross-reference a duplicate disclosure.

            (b) In the event of any inconsistency between the statements in the body of this Agreement and those in the Disclosure Letter (other than an exception expressly set forth as such in the Disclosure Letter with respect to a specifically identified representation or warranty), the statements in the body of this Agreement will control.

      12.9  Assignments,   Successors,  and  No  Third-Party
Rights.  Neither
party may assign any of its rights under this Agreement without the prior consent of the other parties except that Buyer may assign any of its rights under this Agreement to any subsidiary of Buyer. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties.
Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this
Agreement and their successors and assigns.

      12.10 Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this
Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

      12.11 Section Headings,  Construction.  The headings
of Sections in this
Agreement  are  provided  for  convenience   only  and  will
not  affect  its
construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number, as the circumstances require. Unless otherwise expressly provided, the work
"including" does not limit the preceding words or terms.

      12.12 Time of Essence. With regard to all dates and time periods set forth or referred to in this Agreement, time is of the essence.

      12.13 Governing Law. This Agreement will be governed by the laws of the State of Illinois without regard to the laws of conflicts.

      12.14 Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this
Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement..


      IN WITNESS WHEREOF, the parties have executed and delivered this
Agreement as of the date first written above.

                                    BUYER:

                                    MORRISON HEALTH CARE,
INC.

                                    By: /s/ John E. Fountain
                                    Name: John E. Fountain
                                    Title: Vice President,
General Counsel and
                                           Secretary

                                    THE COMPANY:

                                    SPECTRA SERVICES, INC.

                                    By: /s/ James W.
hemphill
                                    Name: James W. Hemphill
                                    Title: President



      I, James W. Hemphill, the sole shareholder of Spectra Services, Inc., hereby agree that in the event the Company distributes some or all of the
Purchase Price, I shall reimburse the Company for such amount of said distributions as may be necessary in order for the Company to pay any amounts due to Buyer pursuant to the Agreement.


                                    /s/ James W. Hemphill
                                    James W. Hemphill




/s/ Jarrett Franklin
Jarrett Franklin
WITNESS


EXHIBIT 10.36



EXECUTION COUNTERPART







============================================================
======

                             AMENDED AND RESTATED
                               CREDIT AGREEMENT


                           dated as of July 2, 1998


                                     among


                          MORRISON HEALTH CARE, INC.,


                          THE LENDERS LISTED HEREIN,

                   SUNTRUST BANK, ATLANTA, as Issuing Bank,

                     SUNTRUST BANK, ATLANTA, as Agent, and

                       WACHOVIA BANK, N.A., as Co-Agent

                     for the Issuing Bank and the Lenders

============================================================
======







                               TABLE OF CONTENTS



Page

ARTICLE I.  DEFINITIONS; CONSTRUCTION
 ........................................1
      Section 1.01
Definitions...............................................1
      Section 1.02  Accounting Terms and
Determination...................... 16
      Section 1.03  Other Definitional
Terms.................................16
      Section 1.04  Exhibits and
Schedules...................................16

ARTICLE II.  LOANS AND LETTERS OF
CREDIT.....................................17
      Section 2.01  Commitments; Use of
Proceeds.............................17
      Section 2.02  Swing Line
Subfacility...................................18
      Section 2.03  Letter of Credit
Subfacility.............................20
      Section 2.04  Notes; Repayment of
Principal............................23
      Section 2.05  Voluntary Reduction of
Commitments.......................23
      Section 2.06  Increase of the
Commitments..............................24

ARTICLE III.  GENERAL LOAN
TERMS.............................................25
      Section 3.01  Funding
Notices..........................................25
      Section 3.02  Disbursement of
Funds....................................26
      Section 3.03
Interest.................................................28
      Section 3.04  Interest
Periods.........................................29
      Section 3.05
Fees.....................................................29
      Section 3.06  Voluntary Prepayments of
Borrowings......................30
      Section 3.07  Payments,
etc............................................31
      Section 3.08  Interest Rate Not Ascertainable,
etc.....................34
      Section 3.09
Illegality...............................................34
      Section 3.10  Increased
Costs..........................................35
      Section 3.11  Lending
Offices..........................................36
      Section 3.12  Funding
Losses...........................................37
      Section 3.13  Assumptions Concerning Funding of
Eurodollar Advances....37
      Section 3.14  Apportionment of
Payments................................37
      Section 3.15  Termination of
Commitments...............................38
      Section 3.16  Sharing of Payments,
Etc.................................38
      Section 3.17  Capital
Adequacy.........................................38
      Section 3.18  Letter of Credit Obligations
Absolute....................39

ARTICLE IV.  CONDITIONS TO
BORROWINGS........................................40
      Section 4.01  Conditions Precedent to Initial
Loans....................40
      Section 4.02  Conditions to Each
Loan..................................42

ARTICLE V.  REPRESENTATIONS AND
WARRANTIES...................................43
      Section 5.01  Corporate Existence; Compliance with
Law.................43
      Section 5.02  Corporate Power;
Authorization...........................43
      Section 5.03  Possession of Franchises, Licenses,
Etc..................43
      Section 5.04  Enforceable
Obligations..................................44
      Section 5.05  No Legal
Bar.............................................44
      Section 5.06  No Material
Litigation...................................44
      Section 5.07  Investment Company Act,
Etc..............................44
      Section 5.08  Margin
Regulations.......................................44
      Section 5.09  Compliance With Environmental
Laws.......................44
      Section 5.10
Insurance................................................45
      Section 5.11  No
Default...............................................45
      Section 5.12  No Burdensome
Restrictions...............................46
      Section 5.13
Taxes....................................................46
      Section 5.14
Subsidiaries.............................................46
      Section 5.15  Financial
Statements.....................................46
      Section 5.16
ERISA....................................................47
      Section 5.17  Patents, Trademarks, Licenses,
Etc.......................48
      Section 5.18  Ownership of
Property....................................48
      Section 5.19
Indebtedness.............................................48
      Section 5.20  Financial
Condition......................................48
      Section 5.21  Labor
Matters............................................49
      Section 5.22  Payment or Dividend
Restriction..........................49
      Section 5.23  Sharing
Agreements.......................................49
      Section 5.24
Disclosure...............................................49
      Section 5.25. Year 2000
Compliant......................................50

ARTICLE VI.  AFFIRMATIVE COVENANTS
 ..........................................50
      Section 6.01  Corporate Existence,
Etc.................................50
      Section 6.02  Compliance with Laws,
Etc................................50
      Section 6.03  Payment of Taxes and Claims,
Etc.........................50
      Section 6.04  Keeping of
Books.........................................50
      Section 6.05  Visitation, Inspection,
Etc..............................50
      Section 6.06  Insurance; Maintenance of
Properties.....................51
      Section 6.07  Reporting
Covenants......................................51
      Section 6.08  Financial
Covenants......................................55
      Section 6.09  Notices Under Certain Other
Indebtedness.................55
      Section 6.10  Additional Credit Parties and
Collateral.................55

ARTICLE VII.  NEGATIVE
COVENANTS.............................................56
      Section 7.01
Indebtedness.............................................56
      Section 7.02
Liens....................................................57
      Section 7.03  Mergers, Sales,
Acquisitions.............................58
      Section 7.04  Investments, Loans,
Etc..................................59
      Section 7.05  Letters of
Credit........................................60
      Section 7.06  Sale and Leaseback
Transactions..........................61
      Section 7.07  Transactions with
Affiliates.............................61
      Section 7.08  Changes in
Business......................................61
      Section 7.09
ERISA....................................................61
      Section 7.10. Limitation on Payment Restrictions
Affecting Consolidated

Companies................................................62
      Section 7.11  Actions Under Certain
Documents..........................62
      Section 7.12  Additional Negative
Pledges..............................62
      Section 7.13  Changes in Fiscal
Year...................................62
      Section 7.14  Issuance of Stock by
Subsidiaries........................62
      Section 7.15
Dividends................................................62

ARTICLE VIII.  EVENTS OF
DEFAULT.............................................63
      Section 8.01
Payments.................................................63
      Section 8.02  Covenants Without
Notice.................................63
      Section 8.03  Other
Covenants..........................................63
      Section 8.04
Representations..........................................63
      Section 8.05  Non-Payments of Other
Indebtedness.......................63
      Section 8.06. Defaults Under Other Agreements; Change
In Control

Provisions...............................................63
      Section 8.07
Bankruptcy...............................................64
      Section 8.08
ERISA....................................................64
      Section 8.09
Judgments................................................65
      Section 8.10  Ownership of Credit
Parties..............................65
      Section 8.11  Change in Control of
Borrower............................65
      Section 8.12  Default Under Other Credit Documents;
Sharing Agreements.66

ARTICLE IX.  THE
AGENT.......................................................
66
      Section 9.01  Appointment of
Agent.....................................66
      Section 9.02  Authorization of Agent with Respect to
the Security

Documents................................................67
      Section 9.03  Nature of Duties of
Agent................................67
      Section 9.04  Lack of Reliance on the
Agent............................67
      Section 9.05  Certain Rights of the
Agent..............................68
      Section 9.06  Reliance by
Agent........................................68
      Section 9.07  Indemnification of
Agent.................................68
      Section 9.08  The Agent in its Individual
Capacity.....................69
      Section 9.09  Holders of
Notes.........................................69
      Section 9.10  Successor
Agent..........................................69

ARTICLE X.
MISCELLANEOUS...............................................
 .....70
      Section 10.01
Notices.................................................70
      Section 10.02  Amendments,
Etc.........................................70
      Section 10.03  No Waiver; Remedies
Cumulative..........................71
      Section 10.04  Payment of Expenses,
Etc................................71
      Section 10.05  Right of
Setoff.........................................73
      Section 10.06  Benefit of Agreement; Assignments;
Participations.......73
      Section 10.07  Governing Law; Submission to
Jurisdiction...............75
      Section 10.08  Independent Nature of Lenders'
Rights...................76
      Section 10.09
Counterparts............................................76
      Section 10.10  Effectiveness; Termination of
Commitments; Survival.....77
      Section 10.11
Severability............................................77
      Section 10.12  Independence of
Covenants...............................77
      Section 10.13  Change in Accounting Principles, Fiscal
Year or Tax

Laws....................................................77
      Section 10.14  Headings Descriptive; Entire
Agreement..................78






                                   SCHEDULES


Schedule 5.01           Organization and Ownership of
                           Subsidiaries
Schedule 5.05           Certain Pending and Threatened
                           Litigation
Schedule 5.09(a)        Environmental Compliance
Schedule 5.09(b)        Environmental Notices
Schedule 5.09(c)        Environmental Permits
Schedule 5.11           No Defaults
Schedule 5.12           Burdensome Restrictions
Schedule 5.13           Tax Filings and Payments
Schedule 5.14           Material Subsidiaries
Schedule 5.16           Employee Benefit Matters
Schedule 5.17           Patent, Trademark, License, and
                           Other Intellectual Property
                           Matters
Schedule 5.18           Ownership of Properties
Schedule 5.19           Labor and Employment Matters

Schedule 5.22           Dividend Restrictions
Schedule 5.23           Disclosure
Schedule 7.01           Existing Indebtedness
Schedule 7.02           Existing Liens


                                   EXHIBITS

Exhibit A         -     Form of Amended and Restated
Revolving Credit Note
Exhibit B         -     Form of Amended and Restated Swing
Line Note
Exhibit C         -     Subsidiary Guaranty Agreement
Exhibit D         -     Form of Closing Certificate
Exhibit E         -     Form of Opinion of Powell,
Goldstein,
                          Frazer & Murphy, LLP
Exhibit F         -     Form of Assignment and Acceptance
Exhibit G         -     Form of Letter of Credit Application
Exhibit H         -     Form of Compliance Certificate




                                    Exhibit A

                     AMENDED AND RESTATED CREDIT AGREEMENT


            THIS CREDIT AGREEMENT (this  "Agreement") made
and entered into as
of  July  2,  1998,  by and  among  MORRISON  HEALTH  CARE,
INC.,  a  Georgia
corporation (the "Borrower"),  SUNTRUST BANK,  ATLANTA, a
banking  corporation
organized  under  the laws of the  State of  Georgia
("SunTrust"),  the other
banks and lending  institutions  listed on the signature
pages hereof, and any
assignees  of  SunTrust,  or such other banks and lending
institutions  which
become  "Lenders" as provided herein  (SunTrust and such
other banks,  lending
institutions,   and  assignees   referred  to   collectively
herein  as  the
"Lenders"),  SUNTRUST BANK, ATLANTA, as the issuing bank
(the "Issuing Bank"),
SUNTRUST  BANK,  ATLANTA,  as Agent (the "Agent") for the
Issuing Bank and the
Lenders,  and  WACHOVIA  BANK,  N.A.,  as Co-Agent  (the
"Co-Agent")  for the
Issuing Bank and the Lenders;


                             W I T N E S S E T H:


            WHEREAS, on March 6, 1996, Borrower entered into a Credit
Agreement by and among Borrower, SunTrust, the other banks and lending institutions listed on the signature pages thereof, and SunTrust Bank,
Atlanta in its capacity as agent for such banks and lending institutions (the
"Original Credit Agreement");

            WHEREAS,  in  connection  with  this  Agreement,
Borrower,   the
Lenders, and the Agent wish to amend and restate the Original Credit
Agreement to increase the revolving credit facility thereunder and provide for a letter of credit subfacility, all as more particularly evidenced herein;

            NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, Borrower, the Lenders, the Issuing Bank, the
Agent and the Co-Agent agree, upon the terms and subject to the conditions set forth herein as follows:

                                  ARTICLE I.

                           DEFINITIONS; CONSTRUCTION

            Section I.1.   Definitions.   In   addition  to
the  other  terms
defined herein, the following terms used herein shall have the meanings herein specified (to be equally applicable to both the singular and plural forms of the terms defined):

            "Account Party" shall mean the Borrower or any Guarantor in whose account a Letter of Credit is to be or has been issued.

            "Advance" shall mean any principal amount advanced and remaining outstanding at any time as (i) the Revolving Loans, which Advances shall be made or outstanding as Base Rate Advances or Eurodollar Advances, as the case may be, or (ii) a Swing Line Loan, which Advances shall be made or outstanding as Swing Rate Advances.






            "Affiliate"  of any  Person  means any other
Person  directly  or
indirectly  controlling,  controlled  by, or under common
control with,  such
Person,  whether  through the ownership of voting
securities,  by contract or
otherwise.  For  purposes  of  this  definition,   "control"
(including  with
correlative meanings, the terms "controlling", "controlled by", and "under common control with") as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of that Person.

            "Agent" shall mean, SunTrust Bank, Atlanta, a Georgia banking corporation, as Agent for the Lenders and the Issuing
Bank  under  this
Agreement and the other Loan Documents and any successor agent appointed pursuant to Section 9.10 hereto.

            "Agreement"  shall  mean  this  Credit
Agreement,   as  hereafter
amended, restated, supplemented or otherwise modified from time to time.

            "Applicable  Margin" shall mean the  percentage
designated  below
based  on  the  Leverage  Ratio  of  the  Consolidated
Companies,   measured
quarterly, effective in the next fiscal quarter immediately following the date of delivery of the Compliance Certificate to the Agent:

                   -----------------------------------------
-

                                          Applicable Margin
                       Leverage Ratio      (LIBOR Advance)
                   =========================================-


                   Less than 1.00:1.00                 0.50%
                   -----------------------------------------
-

                   Greater than or equal
                   to 1.00:1.00 and less
                   than 2.00:1.00                     0.625%
                   -----------------------------------------
-

                   Greater than or equal
                   to 2.00:1.00 and less
                   than 2.50:1.00                      0.75%
                   -----------------------------------------
-

                   Greater than or equal
                   to 2.50:1.00 and less
                   than 3.00:1.00                      1.00%
                   -----------------------------------------
-

      For  purposes  of the  foregoing,  (i) the  Applicable
Margin as of the
Closing Date is 1.00% and shall remain 1.00% through and including August 31,
1998 (by way of example, as of the first day of the second fiscal quarter of the Borrower the Applicable Margin shall be calculated based upon the
Leverage Ratio of the Consolidated Companies in the Compliance Certificate delivered by the Borrower for the first fiscal quarter of such year); and
(ii) if the Borrower fails to provide the Compliance Certificate and related financial statements required under Section 6.07(c) within the applicable time period set forth therein, the Applicable Margin shall be adjusted to
1.00% on the first day of the following fiscal quarter until such Compliance
Certificate and related financial statements are delivered.

            "Assignment   and   Acceptance"   shall  mean
an  assignment  and
acceptance entered into by the Issuing Bank or a Lender and an Eligible
Assignee in accordance with the terms of this Agreement and substantially in the form of Exhibit F.

            "Bankruptcy  Code"  shall  mean The  Bankruptcy
Code of 1978,  as
amended and in effect from time to time (11 U.S.C. 101 et seq.).

            "Base Rate" shall mean (with any change in the Base Rate to be effective as of the date of change of either of the following rates) the higher of (i) the rate which the Agent publicly announces from time to time as its prime lending rate, as in effect from time to time, and (ii) the
Federal Funds Rate, as in effect from time to time, plus one-half of one percent (0.50%) per annum. The Agent's prime lending rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to customers; the Agent may make commercial loans or other loans at rates of interest at, above or below the Agent's prime lending rate.

            "Base Rate Advance" shall mean an Advance made or outstanding as a Revolving Loan bearing interest based on the Base Rate.

            "Base Rate Borrowing" shall mean a Borrowing made up of Base Rate
Advances.

            "Borrower"  shall  mean  Morrison  Health  Care,
Inc.,  a Georgia
corporation, its successors and permitted assigns.

            "Borrowing" shall mean the incurrence by Borrower under the
Commitments of Advances of one Type concurrently having the same Interest
Period or the continuation or conversion of an existing Borrowing or
Borrowings in whole or in part.

            "Business Day" shall mean any day excluding
Saturday,  Sunday and
any other day on which banks are required or authorized to close in Atlanta,
Georgia and, if the applicable Business Day relates to Eurodollar Advances, any day on which trading is not carried on by and between banks in deposits of the applicable currency in the applicable interbank Eurocurrency market.

            "Capital Lease" shall mean, as applied to any Person, any lease of any property (whether real, personal or mixed) by such Person as lessee which would, in accordance with GAAP, be required to be classified and accounted for as a capital lease on a balance sheet of such Person, other than, in the case of Borrower or any of its Subsidiaries, any such lease under which Borrower or a wholly-owned Subsidiary of Borrower is the lessor.


            "Capital Lease Obligation" shall mean, with respect to any
Capital Lease, the amount of the obligation of the lessee thereunder which would, in accordance with GAAP, appear on a balance sheet of such lessee in respect of such Capital Lease.

            "Change in  Control  Provision"  shall mean any
term or  provision
contained in any indenture,  debenture,  note, or other
agreement or document
evidencing  or  governing  Indebtedness  of  Borrower
evidencing  debt  or  a
commitment to extend loans in excess of $500,000.00 which requires, or permits the holder(s) of such Indebtedness of Borrower to require that such
Indebtedness of Borrower be redeemed, repurchased, defeased, prepaid or repaid, either in whole or in part, or the maturity of such Indebtedness of
Borrower to be accelerated in any respect, as a result of a change in ownership of the capital stock of Borrower or voting rights with respect thereto.

            "Closing  Certificate"  shall mean that
certificate of an officer
of the Borrower substantially in the form of Exhibit D attached hereto.

            "Closing Date" shall mean July 2, 1998 or such later date on which the conditions to the initial loans set forth in Sections 4.01 and 4.02 are satisfied.

            "Co-Agent" shall mean, Wachovia Bank, N.A., a national banking association, as Co-Agent for the Lenders and the Issuing Bank under this
Agreement and the other Loan Documents.

            "Commitment"   shall  mean,  for  any  Lender
at  any  time,  the
revolving credit facility severally established by such Lender pursuant to
Section 2.01,  including,  without  duplication,  such
Lender's Pro Rata Share
of the Letter of Credit Subfacility and, in the case of SunTrust, the Swing
Line Subfacility, as the same may be decreased from time to time as a result of any reduction thereof pursuant to Section 2.05, or increased from time to time as a result of any increase thereof pursuant to
Section  2.06,  any
assignment thereof pursuant to Section 10.06, or any amendment thereof pursuant to Section 10.02.

            "Commitment Fee" shall have the meaning ascribed to it in Section
3.05(a).

            "Compliance Certificate" shall mean the certificate delivered by the Borrower to the Agent substantially in the form of Exhibit H attached hereto.

            "Consolidated  Companies" shall mean,
collectively,  Borrower and
all of its Subsidiaries.


            "Consolidated EBITDA" shall mean for any period, an amount equal to the sum for the trailing four fiscal quarter period of Consolidated Net
Income (Loss), plus, to the extent deducted therefrom in determining such
Consolidated Net Income (Loss), the sum of (i) taxes based on income (whether paid or deferred), (ii) Consolidated Interest Expense,
(iii) depreciation of
assets, and (iv) amortization.

            "Consolidated EBITR" shall mean for any period, an amount equal to the sum for the trailing four fiscal quarter period of Consolidated Net
Income (Loss) of the Consolidated Companies, plus, to the extent deducted therefrom in determining Consolidated Net Income
(Loss),  the sum of (i)
Consolidated Interest Expense, (ii) taxes based on income (whether paid or deferred), and (iii) Rental Obligations for such period.

            "Consolidated   Funded  Debt"  shall  mean,  as
of  any  date  of
determination, the Funded Debt of the Consolidated
Companies.

            "Consolidated  Interest Expense" shall mean, for
any period, total
interest expense of the Consolidated  Companies (including
without limitation,
interest  expense  attributable to Capital Leases,  all
capitalized  interest,
all  commissions,  discounts  and other fees and charges
owed with respect to
bankers  acceptance  financing,  net costs (i.e.,  costs
minus benefits) under
Interest  Rate  Contracts,  and  total  interest  expense
(whether  shown  as
interest  expense or as loss and  expenses  on sales of
receivables)  under a
receivables   purchase  facility)   determined  on  a
consolidated  basis  in
accordance with GAAP.

            "Consolidated  Net Income  (Loss)" shall mean,
with  reference to
any period,  the net income (or  deficit) of the
Consolidated  Companies  for
such period  (taken as a cumulative  whole),  after
deducting  all  operating
expenses,  provisions  for all  taxes and  reserves
(including  reserves  for
deferred  income  taxes) and all other proper  deductions,
all  determined in
accordance  with  GAAP  on  a  consolidated   basis,   after
eliminating  all
intercompany transactions and after deducting portions of income properly attributable to minority interests, if any, in the stock and surplus of the
Subsidiaries of the Borrower.

            "Consolidated Net Worth" shall mean the shareholders' equity of the Borrower calculated in accordance with GAAP, less treasury stock.

            "Contractual Obligation" of any Person shall mean any provision of any security issued by such Person or of any agreement, instrument or undertaking under which such Person is obligated or by which it or any of the property owned by it is bound.

            "Credit Documents" shall mean, collectively, this Agreement, the
Notes,  the  Guaranty  Agreement,  all Letter of Credit
Applications  and all
other instruments, documents, certificates, agreements and writings executed in connection herewith, each as amended, restated, supplemented or otherwise modified from time to time.

            "Credit Parties" shall mean, collectively, each of the Borrower and the Guarantor.

            "Default" shall mean any condition or event which, with notice or lapse of time or both, would constitute an Event of Default.

            "Dollar" and "U.S. Dollar" and the sign "$" shall mean lawful money of the United States of America.

            "Eligible  Assignee"  shall mean (i) a
commercial  bank organized
under the laws of the United States or any state thereof having total assets in excess of $1,000,000,000.00 or any commercial finance or asset-based lending Affiliate of any such commercial bank and (ii) any Lender.

            "Environmental  Laws"  shall mean all  federal,
state,  local and
foreign  statutes  and  codes  or  regulations,  rules or
ordinances  issued,
promulgated,  or approved  thereunder,  now or hereafter in
effect (including,
without  limitation,  those with  respect to asbestos  or
asbestos  containing
material or exposure to asbestos or asbestos  containing
material),  relating
to pollution or  protection of the  environment  and
relating to public health
and safety,  relating to (i)  emissions,  discharges,
releases or  threatened
releases  of  pollutants,  contaminants,  chemicals  or
industrial  toxic  or
hazardous  constituents,  substances or wastes,  including
without limitation,
any  Hazardous  Substance,  petroleum  including  crude  oil or  any  fraction
thereof,  any  petroleum  product  or other  waste,
chemicals  or  substances
regulated by any  Environmental Law into the environment
(including,  without
limitation,  ambient  air,  surface  water,  ground  water,
land  surface  or
subsurface strata), or (ii) the manufacture,  processing,
distribution,  use,
generation,  treatment,  storage,  disposal,  transport  or
handling  of  any
Hazardous  Substance,  petroleum  including crude oil or any fraction thereof,
any petroleum  product or other waste,  chemicals or
substances  regulated by
any  Environmental  Law,  and (iii)  underground  storage
tanks  and  related
piping,  and  emissions,   discharges  and  releases  or
threatened  releases
therefrom,  such  Environmental  Laws to include,  without
limitation (a) the
Clean Air Act (42 U.S.C.   7401 et seq.),  (b) the Clean
Water Act (33 U.S.C.
 1251 et seq.),  (c) the  Resource  Conservation  and
Recovery Act (42 U.S.C.
 6901 et seq.),  (d) the Toxic  Substances  Control Act (15
U.S.C.   2601 et
seq.),  (e)  the  Comprehensive   Environmental   Response
Compensation  and
Liability Act, as amended by the Superfund  Amendments and
Reauthorization Act
(42 U.S.C.   9601 et seq.), and (f) all applicable national
and local laws or
regulations with respect to environmental control.

            "ERISA" shall mean the Employee  Retirement
Income Security Act of
1974, as amended and in effect from time to time.

            "ERISA Affiliate" shall mean, with respect to any Person, each trade or business (whether or not incorporated) which is a member of a group of which that Person is a member and which is under common control within the meaning of the regulations promulgated under Section 414 of the Tax Code.

            "Eurodollar Advance" shall mean an Advance made or outstanding as a Revolving Loan bearing interest equal to LIBOR plus the Applicable Margin for such Advance.

            "Eurodollar   Borrowing"   shall  mean  a
Borrowing  made  up  of
Eurodollar Advances.

            "Event of Default" shall have the meaning provided in Article
VIII.

            "Executive Officer" shall mean with respect to any Person, the
President, Vice Presidents, Chief Financial Officer,
Treasurer,  Secretary and
any Person holding comparable offices or duties.

            "Federal Funds Rate" shall mean for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with member banks of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of Atlanta, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by the Agent.

            "Fiscal Year" shall mean any twelve  calendar
month period ending
on  May  31  of  any  year;   references  to  a  Fiscal
Year  with  a  number
corresponding  to any  calendar  year (e.g.,  "Fiscal Year
1996") refer to the
Fiscal Year ending on the first Saturday occurring after May
30 of that year.

            "Fiscal Year End" shall mean the last day of any Fiscal Year.

            "Fixed Charge Coverage Ratio" shall mean, for any period, the ratio of (i) Consolidated EBITR to (ii) Fixed Charges for such period.

            "Fixed   Charges"  shall  mean,  with  reference
to  any  period,
determined in accordance with GAAP on a consolidated basis, the sum of the following for the Consolidated Companies, after eliminating all intercompany items:

      (a)   Consolidated Interest Expense for such period;
and

      (b) all Rental Obligations payable as lessee under any operating lease properly charged or chargeable to income during such period in accordance with GAAP;

provided that any interest charges or rentals paid or accrued by any Person acquired by the Borrower or any of its Subsidiaries during such period, through purchase, merger, consolidation or otherwise, shall be included in
"Fixed Charges" only to the extent that the earnings of such Person are taken into account in determining EBITR for such period.


            "Funded  Debt"  shall  mean,   as  applied  to
any  Person,   all
Indebtedness of such Person which by its terms or by the terms of any instrument or agreement relating thereto matures, or which is otherwise payable or unpaid, one year or more from, or is directly or indirectly renewable or extendable at the option of the debtor to a date one year or more (including an option of the debtor under a revolving credit or similar agreement obligating the lender or lenders to extend credit over a period of one year or more) from, the date of the creation thereof, provided that
Funded Debt shall include, as at any date of determination, any portion of such Indebtedness outstanding on such date which matures on demand or within one year from such date (whether by sinking fund, other required prepayment, or final payment at maturity) and shall also include all Indebtedness of such
Person for borrowed money outstanding under a line of credit, guidance line, revolving credit, bankers acceptance facility or similar arrangement for borrowed money, including, without limitation, all unpaid drawings under letters of credit and unreimbursed amounts pursuant to letter of credit reimbursement agreements, regardless of the maturity date thereof.

            "GAAP" shall mean  generally  accepted
accounting  principles set
forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or, if no such statements are promulgated, then such other statements by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination.

            "Guarantors"  shall mean,  (i) Culinary
Solutions,  Inc. and (ii)
all other Material Subsidiaries of the Borrower, and their respective successors and permitted assigns.

            "Guaranty"  shall mean any contractual
obligation,  contingent or
otherwise (other than letters of credit), of a Person with respect to any
Indebtedness  or other  obligation or liability of another
Person,  including
without limitation, any such Indebtedness, obligation or liability directly or indirectly guaranteed, endorsed, co-made or discounted or sold with recourse by that Person, or in respect of which that Person is otherwise directly or indirectly liable, including contractual obligations (contingent or otherwise) arising through any agreement to purchase, repurchase, or otherwise acquire such Indebtedness, obligation or liability or any security therefor, or any agreement to provide funds for the payment or discharge thereof (whether in the form of loans, advances, stock purchases, capital contributions or otherwise), or to maintain solvency, assets, level of income, or other financial condition, or to make any payment other than for value received. The amount of any Guaranty shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which guaranty is made or, if not so stated or determinable, the maximum reasonably anticipated liability in respect thereof (assuming such
Person is required to perform thereunder) as determined by such Person in good faith.

            "Guaranty  Agreement" shall mean the Subsidiary
Guaranty Agreement
executed initially by Culinary Solutions, Inc. and thereafter by any and all
Material Subsidiaries of the Borrower in favor of the Lenders, the Issuing
Bank and the Agent, substantially in the form of Exhibit C as the same may be amended, restated or supplemented from time to time.

            "Hazardous Substances" shall have the meaning assigned to that term in the Comprehensive Environmental Response
Compensation and Liability
Act of 1980, as amended by the Superfund Amendments and Reauthorization Acts of 1986.

            "Hostile  Acquisition"  shall  mean any
Investment  resulting  in
control of a Person involving a tender offer or proxy contest that has not been recommended or approved by the board of directors of the Person that is the subject of the Investment prior to the first public announcement or disclosure relating to such Investment.

            "Indebtedness" of any Person shall mean,
without  duplication (i)
all  obligations  of such Person which in accordance  with
GAAP would be shown
on the  balance  sheet  of such  Person  as a  liability
(including,  without
limitation,  obligations  for  borrowed  money and for the
deferred  purchase
price  of  property  or  services,   and   obligations
evidenced  by  bonds,
debentures, notes or other similar instruments); (ii) all Capital Lease
Obligations; (iii) all Guaranties of such Person; (iv) Indebtedness of others secured by any Lien upon property owned by such Person, whether or not assumed; and (v) obligations or other liabilities under currency contracts,
Interest Rate Contracts, or similar agreements or combinations thereof.
Notwithstanding the foregoing, in determining the Indebtedness of any Person, there shall be included all obligations of such Person of the character referred to in clauses (i) through (v) above deemed to be extinguished under
GAAP but for which such Person remains legally liable except to the extent that such obligations (x) have been defeased in accordance with the terms of the applicable instruments governing such obligations and (y) the accounts or other assets dedicated to such defeasance are not included as assets on the balance sheet of such Person.

            "Interest Period" shall mean (i) as to any Eurodollar Advances, the interest period selected by the Borrower pursuant to Section 3.04(a) hereof, and (ii) as to any Swing Rate Advances, the interest period requested by the Borrower and agreed to by the Swing Line Lender pursuant to Section
3.01(a)(ii) hereof.

            "Interest Rate Contract" shall mean all interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, interest rate insurance and other agreements and arrangements designed to provide protection against fluctuations in interest rates, in each case as the same may be from time to time amended, restated, renewed, supplemented or otherwise modified.


            "Investment" shall mean, when used with respect to any Person, any direct or indirect advance, loan or other extension of credit (other than the creation of receivables in the ordinary course of business) or capital contribution by such Person (by means of transfers of property to others or payments for property or services for the account or use of others, or otherwise) to any Person, or any direct or indirect purchase or other acquisition by such Person of, or of a beneficial interest in, capital stock, partnership interests, bonds, notes, debentures or other securities issued by any other Person.

            "Issuing  Bank"  shall mean  SunTrust  Bank,
Atlanta or any other
Lender who  hereafter  may be  designated  as an Issuing
Bank  pursuant to an
Assignment and Acceptance Agreement or otherwise.

            "Lender" or "Lenders" shall mean SunTrust, the other banks and lending institutions listed on the signature pages hereof, and each assignee thereof, if any, pursuant to Section 10.06(c).

            "Lending Office" shall mean for each Lender, the office such
Lender may designate in writing from time to time to Borrower and the Agent with respect to each Type of Loan.

            "Letter of Credit Application" shall mean an "Application and
Agreement for Standby Letter of Credit" duly executed and delivered by the
Borrower or any of its Subsidiaries substantially in the form of Exhibit G attached hereto.

            "Letter of Credit Obligations" shall mean, with respect to
Letters of Credit, as at any date of determination, the sum of (a) the maximum aggregate amount which at such date of determination is available to be drawn by the beneficiaries thereof (assuming the conditions for drawing thereunder have been met) under all Letters of Credit outstanding, plus (b) the aggregate amount of all drawings under Letters of Credit honored by the
Agent not theretofore reimbursed by the Borrower.

            "Letter of Credit Subfacility" shall mean the $5,000,000 letter of credit facility established by the Lenders pursuant to which the Issuing
Bank will issue Letters of Credit for the account of an Account Party pursuant to Section 2.03 hereof.

            "Letters of Credit" shall mean all letters of credit issued pursuant to Article II hereof after the Closing Date by the Issuing Bank for the account of the Borrower pursuant to the Commitments.

            "Leverage Ratio" shall mean for any period the ration of (i)
Total Funded Debt to (ii) EBITDA.


            "LIBOR" shall mean, for any Interest Period, with respect to
Eurodollar Advances the offered rate for deposits in U.S. Dollars, for a period comparable to the Interest Period and in an amount comparable to the
Agent's portion of such Advances, appearing on the Telerate Screen Page 3750 as of 11:00 A.M. (London, England time) on the day that is two London
Business Days prior to the first day of the Interest Period. If two or more of such rates appear on the Reuters Screen LIBO Page, the rate for that
Interest Period shall be the arithmetic mean of such rates. If the foregoing rate is unavailable from the Telerate Page for any reason, then such rate shall be determined by the Agent from Reuters Screen LIBO Page or, if such rate is also unavailable on such service, then on any other interest rate reporting service of recognized standing designated in writing by the Agent to Borrower and the other Lenders; in any such case rounded, if necessary, to the next higher 1/16 of 1.0%, if the rate is not such a multiple.

            "Lien" shall mean any mortgage, pledge, security interest, lien, charge, hypothecation, assignment, deposit arrangement, title retention, preferential property right, trust or other arrangement having the practical effect of the foregoing and shall include the interest of a vendor or lessor under any conditional sale agreement, capitalized lease or other title retention agreement.

            "Loans"  shall mean,  collectively,  the
Revolving  Loans and the
Swing Line Loans.

            "Margin  Regulations"  shall  mean  Regulation
G,  Regulation  T,
Regulation  U and  Regulation  X of the  Board  of
Governors  of the  Federal
Reserve System, as the same may be in effect from time to time.

            "Material Subsidiary" shall mean (i) each Credit Party other than the Borrower, and (ii) each other Subsidiary of the Borrower, now existing or hereafter established or acquired, that at any time prior to the Maturity
Date, has or acquires total assets in excess of $1,000,000.00, or that accounted for or produced more than 5% of the  Consolidated
Net Income (Loss)
of the Borrower on a consolidated basis during any of the three most recently completed Fiscal Years of the Borrower, or that is otherwise material to the operations or business of the Borrower or another Material
Subsidiary.

            "Materially Adverse Effect" shall mean any materially adverse change in (i) the business, results of operations, financial condition, assets or prospects of the Consolidated Companies, taken as a whole, (ii) the ability of Borrower to perform its obligations under this Agreement, or (iii) the ability of the other Credit Parties (taken as a whole) to perform their respective obligations under the Credit Documents.

            "Maturity  Date" shall mean the  earlier of (i)
July 2, 2003,  and
(ii) the date on which all amounts outstanding under this Agreement have been declared or have automatically become due and payable pursuant to the provisions of Article VIII.

            "MFCI" shall mean Morrison  Fresh  Cooking,
Inc., a  wholly-owned
subsidiary of Morrison.

            "Morrison"  shall  mean  Morrison  Restaurants,
Inc.,  a Delaware
corporation.

            "Moody's" shall mean Moody's Investors Service,
Inc.


            "Multiemployer Plan" shall have the meaning set forth in Section
4001(a)(3) of ERISA.

            "Net Proceeds" shall mean, with respect to any equity offering or issuance of Subordinated Debt, (i) all cash received with respect thereto, whether by way of deferred payment pursuant to a promissory note, a receivable or otherwise (and interest paid thereon), plus
(ii) the higher of
the book value or the fair market value of any assets (including any stock) received with respect thereto, in each case, net of reasonable and customary sale expenses, fees and commissions incurred and taxes paid or expected to be payable within the next twelve months in connection therewith.

            "Notes" shall mean,  collectively,  the
Revolving Credit Notes and
the Swing Line Note.

            "Notice of Borrowing" shall have the meaning provided in Section
3.01(a)(i).

            "Notice  of   Conversion/Continuation"   shall
have  the  meaning
provided in Section 3.01(b)(i).

            "Notice of Swing Line Loan" shall have the meaning provided in
Section 3.01(b)(ii).

            "Obligations" shall mean all amounts owing to the Agent, the
Co-Agent, the Issuing Bank or any Lender pursuant to the terms of this
Agreement or any other Credit Document, including, without limitation, all
Loans (including all principal and interest payments due thereunder), Letter of Credit Obligations, fees, expenses, indemnification and reimbursement payments, indebtedness, liabilities, and obligations of the Credit Parties, direct or indirect, absolute or contingent, liquidated or unliquidated, now existing or hereafter arising, together with all renewals, extensions, modifications or refinancings thereof.

            "Payment   Office"   shall  mean  with   respect
to  payments  of
principal, interest, fees or other amounts relating to the Revolving Loans, the Swing Line Loans, Letter of Credit Obligations and all other Obligations, the office specified as the "Payment Office" for the Agent on the signature page of the Agent, or such other location as to which the Agent shall have given written notice to the Borrower.

            "PBGC" shall mean the Pension  Benefit  Guaranty
Corporation,  or
any successor thereto.

            "Permitted Liens" shall mean those Liens expressly permitted by
Section 7.02.

            "Person"   shall   mean   any   individual,
partnership,   firm,
corporation, association, joint venture, trust or other entity, or any government or political subdivision or agency, department or instrumentality thereof.

            "Plan"  shall  mean any  "employee  benefit
plan" (as  defined in
Section  3(3) of ERISA),  including,  but not limited to,
any defined  benefit
pension plan,  profit sharing plan,  money purchase  pension plan,  savings or
thrift plan,  stock bonus plan,  employee stock ownership
plan,  Multiemployer
Plan,  or any plan,  fund,  program,  arrangement  or
practice  providing  for
medical  (including  post-retirement  medical),
hospitalization,   accident,
sickness, disability, or life insurance benefits.

            "Pro Rata Share" shall mean, with respect to each of the
Commitments of each Lender, each Revolving Loan to be made by, and each payment (including, without limitation, any payment of principal, interest or fees) to be made to each Lender with respect to the Revolving Loans, the percentage designated as such Lender's Pro Rata Share of such Commitments, such Loans or such payments, as applicable, set forth in
Section  2.01, in
each case as such Pro Rata Share may change from time to time as a result of assignments or amendments made pursuant to this Agreement.

            "Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System, as the same may be in effect from time to time.

            "Rental  Obligations"  shall mean,  with
reference to any period,
the  aggregate  amount of all rental  obligations  for which the  Consolidated
Companies  are  directly or  indirectly  liable (as lessee
or as  guarantor or
other surety but without  duplication)  under all leases in
effect at any time
during  such  period  (other  than  operating   leases  for
motor   vehicles,
computers, office equipment and other similar items used in the ordinary course of business of the Consolidated Companies), including all such amounts for which any Person was liable during the period immediately prior to the date such Person became a Subsidiary of the Borrower or was merged into or consolidated with the Borrower or a Subsidiary of the Borrower, as determined in accordance with GAAP.

            "Requested Commitment Amount" shall have the meaning set forth in
Section 2.06(a).

            "Required Lenders" shall mean at any time, the Lenders holding at least 66 2/3% of the committed funds under the Commitments, whether or not advanced, or, following the termination of all of the Commitments, the
Lenders holding at least 66 2/3% of the aggregate outstanding Advances at such time.

            "Requirement of Law" for any person shall mean the articles or certificate of incorporation and bylaws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation, or determination of an arbitrator or a court or other governmental authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.


            "Reuters Screen" shall mean, when used in connection with any designated page and LIBOR, the display page so designated on the Reuters
Monitor Money Rates Service (or such other page as may replace that page on that service for the purpose of displaying rates comparable to LIBOR).

            "Revolving  Credit  Notes" shall mean,
collectively,  the amended
and restated  promissory  notes  evidencing  the  Revolving
Loans in the form
attached hereto as Exhibit A, either as originally executed or as hereafter amended, modified or supplemented.

            "Revolving Loans" shall mean, collectively, the revolving loans made to the Borrower by the Lenders pursuant to Section
2.01.

            "RTI" shall mean Ruby Tuesday, Inc., a Georgia corporation.

            "Security  Documents"  shall  mean,
collectively,   the  Guaranty
Agreement  and  each  other  guaranty  agreement,  mortgage, deed  of  trust,
security  agreement,   pledge  agreement,  or  other
security  or  collateral
document guaranteeing or securing the Obligations, now or hereafter executed, as the same may be amended, restated, supplemented or otherwise modified from time to time.

            "Sharing  Agreements" shall mean,  collectively,
(i) that certain
Distribution Agreement, dated as of March 2, 1996 by and among Morrison, MFCI and Borrower, as amended (ii) that certain License Agreement, dated as of
March 2, 1996, by and between MFCI and Borrower, as amended (iii) that certain License Agreement, dated as of March 2, 1996, by and between
Borrower and RTI, as amended (iv) that certain Amended and Restated Tax
Allocation and Indemnification Agreement, dated as of March 2, 1996, by and among Morrison, Borrower, MFCI and certain other subsidiaries of Morrison, as amended and (v) that certain Agreement Respecting
Employee Benefit Matters,
dated as of March 2, 1996, by and among Morrison, MFCI and Borrower, as amended.

            "Subordinated  Debt"  shall  mean  all
Indebtedness  of  Borrower
subordinated  to all obligations of Borrower or any other
Credit Party arising
under  this  Agreement,  the  Notes,  and  the  Guaranty
Agreement,  created,
incurred or assumed on terms and conditions satisfactory in all respects to the Agent, the Issuing Bank and the Lenders, including without limitation, with respect to interest rates, payment terms, maturities, amortization schedules, covenants, defaults, remedies, and subordination provisions, as evidenced by the written approval of the Agent, the Issuing Bank and the
Lenders.


            "Subsidiary"   shall  mean,  with  respect  to
any  Person,   any
corporation  or other entity  (including,  without
limitation,  partnerships,
joint  ventures,   and   associations)   regardless  of  its
jurisdiction  of
organization or formation, at least a majority of the total combined voting power of all classes of voting stock or other ownership interests of which shall, at the time as of which any determination is being made, be owned by such Person, either directly or indirectly through one or more other
Subsidiaries.

            "Swing Line Lender" shall mean SunTrust and its successors and assigns.

            "Swing Line Note" shall mean the amended and restated promissory note of the Borrower payable to the order of the Swing Line Lender, in substantially the form of Exhibit B hereto, evidencing the maximum aggregate principal indebtedness of the Borrower to the Swing Line Lender with respect to outstanding Swing Line Loans made by the Swing Line Lender pursuant to the
Swing Line Subfacility, either as originally executed or as it may be from time to time supplemented, modified, amended, renewed or extended.

            "Swing Line Subfacility"  shall mean
$10,000,000,  as such amount
may be reduced pursuant to Section 2.05 or amended or modified pursuant to
Section 10.02 hereof.

            "Swing Rate" shall mean,  as to any Swing Line
Loan,  the interest
rate per annum  agreed to by the  Borrower  and the Swing
Line Lender for such
Loan for the requested Interest Period pursuant to the procedure set forth in
Section 3.01(a)(ii).

            "Swing Rate Advance" shall mean any Advance outstanding hereunder bearing interest based upon the Swing Rate.

            "Swing Line Loan" shall mean a Loan made by the Swing Line Lender pursuant to Section 2.02 hereof.

            "Tax  Code"  shall  mean the  Internal  Revenue
Code of 1986,  as
amended and in effect from time to time.

            "Taxes" shall mean any present or future taxes,
levies,  imposts,
duties,  fees,  assessments,  deductions,  withholdings  or
other  charges  of
whatever nature,  including  without  limitation,  income,
receipts,  excise,
property, sales, transfer, license, payroll, withholding,
social security and
franchise  taxes now or hereafter  imposed or levied by the
United States,  or
any state, local or foreign  government or by any
department,  agency or other
political   subdivision  or  taxing  authority  thereof  or
therein  and  all
interest, penalties, additions to tax and similar liabilities with respect thereto.

            "Telerate"   shall  mean,   when  used  in
connection   with  any
designated page and LIBOR, the display page so designated on the Dow Jones
Telerate Service (or such other page as may replace that page on that service for the purpose of displaying rates comparable to LIBOR).


            "Total   Capitalization"   shall   mean,   as
of  any   date   of
determination,  the sum of (i) Total Funded Debt, plus (ii)
Consolidated  Net
Worth.

            "Total Funded Debt" shall mean, for any Person Consolidated
Funded Debt plus the present value of all minimum lease commitments to make payments with respect to operating leases of such Person, determined based upon a discount of ten percent (10%) in accordance with the Standard & Poor's methodology.

            "Type" of Borrowing shall mean a Borrowing consisting of Base
Rate Advances, Eurodollar Advances or Swing Rate Advances.

            "Voting Stock" shall mean securities of any class or classes, the holders of which are entitled to elect all of the corporate directors (or
Persons performing similar functions).

            "Year 2000 Compliant"  shall mean that neither
the performance nor
functionality  of the operating  systems for  Borrower's or
its  Subsidiaries'
computers,   all  software   applications  that  run  on
Borrower's  and  its
Subsidiaries'   computers,   and  all  of  Borrower's  and
its  Subsidiaries'
machinery and equipment, is affected by dates prior to, during, spanning or after January 1, 2000, and shall include, but not be limited to (a) accurately processing (including, but not limited to calculating, comparing and sequencing) date and time data from, into, and between the years 1999 and
2000 and leap year calculations, (b) functioning without error, interruption or decreased performance relating to such date and time data, (c) accurately processing such date and time data when used in combination with other technology, if the other technology properly exchanges date and time data,
(d) accurate date and time data century recognition, (e) calculations that accurately use same century and multi-century formulas and date and time values, (f) date and time data interface values which reflect the correct century, and (g) processing, storing, receiving and outputting all date and time data in a format that accurately indicates the century of the date and time data.

            Section I.2.    Accounting   Terms   and
Determination.   Unless
otherwise  defined  or  specified  herein,   all  accounting
terms  shall  be
construed herein, all accounting determinations hereunder shall be made, all financial statements required to be delivered hereunder shall be prepared, and all financial records shall be maintained in accordance with, GAAP.

            Section I.3.   Other  Definitional   Terms.  The
words  "hereof",
"herein" and "hereunder" and words of similar import when used in this
Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Article, Section, Schedule, Exhibit and like references are to this Agreement unless otherwise specified.

            Section I.4.    Exhibits   and   Schedules.
All   Exhibits   and
Schedules attached hereto are by reference made a part hereof.



                                  ARTICLE II.

                          LOANS AND LETTERS OF CREDIT

            Section II.1.   Commitments; Use of Proceeds.

            (a)   Commitments.  Subject  to and upon the
terms and  conditions
      herein set forth, each Lender severally establishes in favor of the
      Borrower, from on and after the Closing Date, but prior to the Maturity
      Date, a revolving credit facility in favor of the Borrower in aggregate principal at any one time outstanding not to exceed the sum set forth opposite such Lender's name below, ("Commitment"), as the same may be reduced from time to time pursuant to the terms hereof:


ProRata Share of
                                          Commitments
Commitments

            SunTrust Bank, Atlanta        $25,000,000.00
33.3333%
            Wachovia Bank, N.A.           $20,000,000.00
26.6667%
            NationsBank, N.A.             $15,000,000.00
20.0000%
            First Union National Bank     $15,000,000.00
20.0000%
                                          --------------
---------
                  Total                   $75,000,000.00
100.0000%
                                          ==============
=========
      The  Lenders,  subject  to and upon the terms and
conditions  set forth
      herein,  from  time to  time,  agree to make to the
Borrower  Revolving
      Loans in an aggregate  principal  amount  outstanding
at any time not to
      exceed such  Lender's  Commitment.  Borrower  shall be
entitled to repay
      and reborrow  Revolving Loans in accordance with the
provisions  hereof.
      In addition to Revolving  Loans,  the Borrower may
request,  from on and
      after the Closing  Date but prior to the Maturity
Date,  that the Swing
      Line Lender extend to the Borrower  Swing Line Loans
subject to and upon
      the  terms  and  conditions  herein  set  forth.
Notwithstanding   any
      provision of this Agreement to the contrary, within the limits of the
      Commitments, the Borrower may borrow, repay and reborrow under the terms of this  Agreement,  provided  however,  that
(i) the Borrower may
      neither borrow nor reborrow should there exist a Default or an Event of
      Default, (ii) the aggregate outstanding amount of Advances after giving effect to each  Borrowing  plus the Letter of Credit
Obligations  shall
      not exceed the aggregate Commitments.


            (b)   Amount and Terms of Loans.  Each
Revolving  Loan shall,  at
      the option of Borrower, be made or continued as, or converted into, part of one or more Borrowings that shall consist entirely of Base Rate
      Advances or Eurodollar  Advances.  Each Swing Line
Loan shall consist of
      Swing Rate Advances made by the Swing Line Lender in accordance with the  procedure  described in Section  2.02.  Each
Eurodollar  Borrowing
      shall be in a principal amount of not less than $5,000,000 or a greater integral  multiple of $1,000,000,  and each Base Rate
Borrowing shall be
      in a principal amount of not less than $1,000,000 or a greater integral multiple of $100,000. At no time shall the aggregate number of
      Eurodollar Borrowings outstanding under this Article
II exceed six (6).

            (c)   Use of  Proceeds.  The proceeds of
Revolving  Loans,  Swing
      Line  Loans and  Letters  of Credit  shall be used
solely to  refinance
      Indebtedness  of  Borrower   existing  on  the
Closing  Date,  to  make
      Investments and finance acquisitions permitted by the terms hereof, to fund working capital needs of the Borrower and for other general corporate purposes of the Borrower.

            Section II.2.  Swing Line Subfacility.

            (a)   Swing  Line  Subfacility.  Subject to and
upon the terms and
      conditions   herein  set  forth,   the  Swing  Line
Lender   severally
      establishes  in favor of the  Borrower,  from on and
after  the  Closing
      Date, but prior to the Maturity Date, its Swing Line
Subfacility  within
      its   Commitment.   Sections  3.01  and  3.02  shall
apply  equally  to
      Borrowings  made  under  the  Swing  Line
Subfacility  and  Borrowings
      requested or made through  Section 2.01. The Swing
Line Lender,  subject
      to and upon the terms and conditions set forth herein, from time to time,  agrees to make to the  Borrower  Swing Line
Loans in an aggregate
      principal amount outstanding at any time not to exceed the Swing Line
      Subfacility. Borrower shall be entitled to repay and reborrow Swing
      Line Loans in accordance with the provisions hereof. Notwithstanding any provision of this Agreement to the contrary, the sum of (x) the aggregate  principal  amount  of  the  Revolving
Loans,  plus  (y)  the
      aggregate  principal  amount  of the  Swing  Line
Loans at any one time
      outstanding,  plus (z) the  Letter  of  Credit
Obligations,  shall  not
      exceed the aggregate Commitments.

            (b)   Amount and Terms of Swing Line  Loans.
Each Swing Line Loan
      shall be made as a Swing Rate  Advance from the Swing
Line Lender at the
      Swing Rate and Interest Period established by the Borrower and the
      Swing Line Lender on the date of each request for a Swing Line Loan in accordance  with Section  3.01(a)(ii).  Each Swing
Line Loan shall be in
      a principal amount of not less than $100,000 or a greater integral multiple of $10,000. At no time shall the aggregate number of Swing
      Line Loans outstanding under this Article II exceed two.


            (c)   Repayment  by  Revolving  Loans.  If (i)
any Swing Line Loan
      shall be  outstanding  upon the  occurrence  of an
Event of Default,  or
      (ii)  after  giving  effect to any  request  for a
Swing  Line Loan or a
      Revolving Loan, the aggregate  principal  amount of
the Revolving Loans,
      Swing  Line Loans and Letter of Credit  Obligations
outstanding  to the
      Swing Line Lender would exceed the Swing Line Lender's
Commitment,  then
      each Lender hereby agrees,  upon request from the
Swing Line Lender,  to
      make a Revolving  Loan (which shall be  initially
funded as a Base Rate
      Borrowing)  in an amount  equal to such  Lender's  Pro
Rata Share of the
      outstanding  principal  amount of the Swing Line
Loans (the  "Refunded
      Swing Line Loans")  outstanding on the date such
notice is given.  On or
      before 11:00 a.m.  (local time for the Agent) on the
first  Business Day
      following  receipt by each Lender of a request to make
Revolving  Loans
      as provided in the preceding sentence,  each such
Lender (other than the
      Swing Line Lender)  shall  deposit in an account
specified by the Agent
      to the  Lenders  from time to time the amount so
requested  in same day
      funds,  whereupon such funds shall be immediately
delivered to the Swing
      Line Lender  (and not the  Borrower)  and applied to
repay the  Refunded
      Swing Line Loans.  On the day such  Revolving  Loans
are made, the Swing
      Line  Lender's Pro Rata Share of the Refunded  Swing
Line Loans shall be
      deemed to be paid with the proceeds of the  Revolving
Loans made by the
      Swing Line Lender.  Upon the making of any  Revolving
Loan  pursuant to
      this clause,  the amount so funded shall become due
under such  Lender's
      Revolving  Credit  Note and shall no longer be owed
under the Swing Line
      Note.  Each Lender's  obligation to make the Revolving
Loans referred to
      in this clause  shall be  absolute  and  unconditional
and shall not be
      affected by any circumstance,  including,  without
limitation,  (i) any
      setoff,  counterclaim,  recoupment,  defense or other
right  which such
      Lender may have  against  the Swing Line  Lender,  the
Borrower  or any
      other  Person  for  any  reason  whatsoever;   (ii)
the  occurrence  or
      continuance  of any  Default  or Event of  Default;
(iii)  any  adverse
      change in the condition (financial or otherwise) of the Borrower or any other Credit Party; (iv) the acceleration or maturity of any Loans or the termination of the Commitments after the making of any Swing Line
      Loan; (v) any breach of this Agreement by the Borrower or any other
      Lender; or (vi) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing.


            (d)   Purchase  of  Participations.  In the
event  that  (i)  the
      Borrower or any Subsidiary is subject to any bankruptcy or insolvency proceedings as provided in Section 8.07 or (ii) if the Swing Line
      Lender otherwise requests, each Lender shall acquire without recourse or warranty an undivided participation interest equal to such Lender's
      Pro Rata  Share of the  Commitments  of any Swing
Line  Loan  otherwise
      required to be repaid by such Lender pursuant to the preceding clause by paying to the Swing Line Lender on the date on which such Lender would otherwise have been required to make a Revolving Loan in respect of such Swing Line Loan pursuant to the preceding clause, in same day funds,  an amount  equal to such  Lender's  Pro Rata
Share of such Swing
      Line Loan, and no Revolving Loans shall be made by such Lender pursuant to the preceding clause. From and after the date on which any Lender purchases an undivided participation interest in a Swing Line Loan pursuant to this clause, the Swing Line Lender shall distribute to such
      Lender (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's participation interest is outstanding and funded) its ratable amount of all payments of  principal  and  interest  in respect of such Swing
Line Loan in like
      funds as received; provided, however, that in the event such payment received by the Swing Line Lender is required to be returned to the
      Borrower,  such Lender shall return to the Swing Line
Lender the portion
      of any amounts which such Lender had received from the Swing Line
      Lender in like funds.

            (e)   Swing  Line  Loans  Following  Notice  of
Event of  Default.
      Notwithstanding  the  foregoing  provisions  of this
Section  2.02,  no
      Lender shall be required to make a Revolving Loan to Borrower for the purpose of refunding a Refunded Swing Line Loan pursuant to Section
      2.02(c) above or to purchase a participating interest in a Swing Line
      Loan pursuant to Section 2.02(d) above if a Default or Event of Default has occurred and is continuing, and, prior to the making by the Swing
      Line Lender of such Swing Line Loan,  the Swing Line
Lender had received
      written notice from the Borrower or any Lender specifying that such
      Default or Event of Default had occurred and was continuing (and identifying the same as a Default or Event of Default hereunder).

            Section II.3.  Letter of Credit Subfacility.

            (a)   Terms of  Issuance  of Letters of  Credit.
Subject  to, and
      upon the terms and conditions set forth herein, the Borrower may request,  in accordance with the provisions of this
Section 2.03 and the
      other terms of this Agreement, that on and after the Closing Date but prior to the Maturity Date, that the Issuing Bank, on behalf of the
      Lenders, and in reliance on the agreements of the Lenders set forth below, issue a Letter of Credit or Letters of Credit for the account of the Borrower or any Guarantor; provided that the Borrower or such
      Guarantor executes and delivers to the Agent and the Issuing Bank a
      Letter of Credit  Application,  provided  further that
(i) no  Letter of
      Credit shall have an expiration date that is later than one year after the date of issuance thereof (provided that a Letter of Credit may provide that it is extendible for consecutive one year periods); (ii)
      the  Borrower  shall not request  that the Issuing
Bank issue any Letter
      of Credit, if, after giving effect to such issuance, the sum of the aggregate Letter of Credit Obligations plus the aggregate outstanding principal amount of the Advances would exceed the aggregate amount of the Commitments; and (iii) the Borrower shall not request that the
      Issuing Bank issue any Letter of Credit if after giving effect to such issuance, the aggregate Letter of Credit Obligations would exceed the amount of the Letter of Credit Subfacility. To the extent of any conflict between the terms of this Agreement and any Letter of Credit
      Application, this Agreement shall control.


            (b)   Notice  of  Issuance  of  Letter of
Credit;  Agreement  to
      Issue.  Whenever  the  Borrower  desires  the
issuance  of a Letter  of
      Credit,  it shall,  in addition  to any  application
and  documentation
      procedures  reasonably  required by the Agent and the
Issuing  Bank for
      the  issuance  of such  Letter of  Credit,  deliver to
the Agent and the
      Issuing  Bank a written  notice no later than  11:00
AM (local  time for
      the Agent) at least two (2)  Business  Days in
advance of the  proposed
      date of  issuance  and the Agent shall  promptly
forward a copy of such
      notice to each Lender.  Each such notice shall specify
(i) the  Account
      Party,  (ii) the  proposed  date of issuance  (which
shall be a Business
      Day);   (iii) the  face  amount  of  the  Letter  of
Credit;   (iv) the
      expiration date of the Letter of Credit; and (v) the name and address of the beneficiary with respect to such Letter of Credit and shall attach a precise description of the documentation and a verbatim text of any certificate to be presented by the beneficiary of such Letter of
      Credit which would require the Issuing Bank to make payment under the
      Letter of Credit, provided that the Issuing Bank may require reasonable changes in any such documents and certificates in accordance with its customary letter of credit practices, and provided further, that no
      Letter of Credit shall require payment against a conforming draft to be made thereunder on the same Business Day that such draft is presented if such  presentation  is made after 11:00 AM
(Atlanta,  Georgia  time).
      In determining whether to pay any draft under any Letter of Credit, the
      Issuing Bank shall be responsible only to determine that the documents and certificate required to be delivered under its Letter of Credit have been delivered, and that they comply on their face with the requirements of the Letter of Credit. Promptly after receiving the notice of issuance of a Letter of Credit, the Agent shall notify each
      Lender of such Lender's respective participation therein, determined in accordance with its respective Pro Rata Share of the Commitments.

            (c)   Agreement  to Issue  Letters of  Credit.
The  Issuing  Bank
      agrees,   subject  to  the  terms  and  conditions
set  forth  in  this
      Agreement,  to issue for the account of such  Account
Party a Letter of
      Credit in a face amount equal to the face amount requested under paragraph (b) above, following its receipt of a notice required by paragraph (d) below. Immediately upon the issuance of each Letter of
      Credit, each Lender shall be deemed to, and hereby agrees to, have irrevocably purchased from the Issuing Bank a participation in such
      Letter of Credit and any drawing thereunder in an amount equal to such
      Lender's Pro Rata Share of the Commitments multiplied by the face amount of such Letter of Credit. Upon issuance and amendment or extension  of any Letter of Credit,  the  Issuing
Bank shall  provide a
      copy of each such Letter of Credit issued, amended or extended hereunder to the Agent and each Lender.

            (d) Payment of Amounts Drawn Under Letters of Credit. In the
      event of any request for a drawing under any Letter of Credit by the beneficiary thereof, the Issuing Bank shall notify the Borrower, the
      Agent and the Lenders on or before the date on which the Agent intends to honor such drawing, and the Borrower and the Account Party (if other than the Borrower) jointly and severally agree to reimburse the Issuing
      Bank on the day on which such drawing is honored in an amount, in same day funds, equal to the amount of such drawing.


                  (i)   Notwithstanding  any  provision  of
this  Agreement to
            the  contrary,  to the extent that any Letter of
Credit or portion
            thereof  remains  outstanding on the Maturity
Date, for any reason
            whatsoever,  the Borrower,  each  Guarantor and
the Lenders hereby
            agree  that the  beneficiary  or  beneficiaries
thereof  shall be
            deemed  to  have  made a  drawing  under  the
Commitments  of all
            available amounts  outstanding  pursuant to such
Letters of Credit
            on the  Maturity  Date,  which amount shall be
held by the Issuing
            Bank as cash collateral for its remaining
obligations pursuant to
            such  Letters  of  Credit.  provided  however,
that  if any  such
            Letter   of   Credit   Outstanding   on  the
Maturity   Date  is
            (i) surrendered    for    cancellation    by
the    beneficiary,
            (ii) expires,  or (iii) is terminated for any
reason, prior to the
            Issuing  Bank  honoring a request for a drawing
under such Letter
            of  Credit  for less than the full  amount
available  under  such
            Letter of Credit,  the Issuing Bank shall
promptly  refund (x) the
            cash  collateral  to the  extent  of the
undrawn  amount  of each
            Letter  of Credit  plus  (y) the  amount of each
Letter of Credit
            honored by the  Issuing  Bank not  theretofore
reimbursed  by the
            Borrower.   The  immediately   preceding
sentence  will  survive
            termination of this Agreement.

                  (ii)  As between the  Borrower,  any
Account  Party and the
            Issuing Bank,  the Borrower and such Account
Party assume all risk
            of the acts and omissions of, or misuse of, the Letters of Credit issued by the Issuing Bank, by the respective beneficiaries of such Letters of Credit, other than losses resulting from the gross negligence or willful misconduct of the Issuing Bank. In furtherance and not in limitation of the foregoing but subject to the exception for the Issuing Bank's gross negligence or willful misconduct  set  forth  above,  the  Issuing
Bank  shall  not  be
            responsible (i) for the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of such
            Letters of Credit, even if it should in fact prove to be in any or all respects insufficient, inaccurate, fraudulent or forged or otherwise invalid; (ii) for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any such Letter of Credit or the rights or benefits thereunder or proceeds thereof in whole or in part which may prove to be invalid or ineffective for any reason; (iii) for failure of the beneficiary of any such Letter of Credit to comply fully with the conditions required in order to draw upon such
            Letter of Credit; (iv) for errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable,  telegraph,  telex,  telecopy or
otherwise;  (v) for  good
            faith errors in interpretation of technical terms; (vi) for any loss or delay in the  transmission  or
otherwise  of any document
            required in order to make a drawing under any such Letter of
            Credit or the proceeds thereof; (vii) for the misapplication by the  beneficiary of any such Letter of Credit;
and (viii) for any
            consequences arising from causes beyond the control of the
            Issuing Bank.


            (e)   Payment  of Letter of  Credit  Draws by
Banks.  In the event
      that the  Borrower or the  Account  Party  shall fail
to  reimburse  the
      Issuing Bank as provided in paragraph (d) above,  the
Issuing Bank shall
      promptly notify each Lender of the  unreimbursed
amount of such drawing
      and of such  Lender's  respective  participation
therein.  Each  Lender
      shall  make  available  to the  Issuing  Bank  an
amount  equal  to its
      respective participation,  in immediately available
funds, at the office
      of the Issuing Bank  specified  in such notice not
later than  1:00 P.M.
      (Atlanta,  Georgia  time) on the Business Day after
the date notified by
      the  Issuing  Bank and such  amount  shall be deemed
to be  outstanding
      hereunder  as an Advance.  Each Lender  shall be
obligated to make such
      Advance  hereunder  regardless  of whether the
conditions  precedent in
      Article IV   are  satisfied  and  regardless  of
whether  such  Advance
      complies  with the  minimum  borrowing  requirements
hereunder.  In the
      event that any such Lender  fails to make  available
to the Issuing Bank
      the amount of such Lender's  participation in such
Letter of Credit, the
      Issuing  Bank shall be  entitled  to recover  such
amount on demand from
      such Lender  together with interest.  The Issuing Bank
shall  distribute
      to  each  Lender  which  has  paid  all  amounts
payable   under  this
      Section with respect to any Letter of Credit, such Lender's Pro Rata
      Share of all  payments  received  by the  Issuing
Bank from the Account
      Party in reimbursement of drawings honored by the Issuing Bank under such Letter of Credit when such payments are received.

            Section II.4.  Notes; Repayment of Principal.

            (a) The Borrower's obligations to pay the principal of, and interest on, the Revolving Loans to each Lender shall be evidenced by the records of the Agent and such Lender and by the Revolving Credit
      Note payable to such Lender (or the assignor of such Lender) in the amount of such Lender's Commitment completed in conformity with this
      Agreement.

            (b) The Borrower's obligations to pay the principal of, and interest  on, the Swing Line  Loans to the Swing  Line
Lender  shall be
      evidenced by the records of the Swing Line Lender and the Swing Line
      Note payable to such Lender (or the assignor of such Lender) completed in conformity with this Agreement.

            (c) All outstanding Borrowings outstanding under the Notes shall be due and payable in full on the Maturity Date.

            Section II.5.  Voluntary  Reduction of
Commitments.  Upon at least
three (3) Business Days' prior telephonic notice (promptly confirmed in writing) to the Agent, Borrower shall have the right, without premium or penalty, to terminate the unutilized Commitments, in part or in whole, provided that (i) any such termination shall apply to proportionately and permanently reduce the Commitments of each of the Lenders, and (ii) any partial termination pursuant to this Section 2.05 shall be in an amount of at least $5,000,000 and integral multiples of $1,000,000. Unless otherwise specified by the Borrower in the applicable notice, each of the Swing Line
Subfacility and the Letter of Credit Subfacility shall not be reduced by any such reduction unless and until the aggregate Commitments are reduced to an amount less than the sum of the Swing Line Subfacility and the Letter of
Credit Subfacility in which case each of the Swing Line Subfacility shall be reduced as determined by the Borrower and the Agent.


            Section II.6.  Increase of the Commitments.

            (a) Borrower may, at any time by written notice to the Agent and the Lenders, request that the Commitments be increased up to an amount not to exceed $100,000,000 in the aggregate (the "Requested Commitment
Amount") on a pro rata basis based on the Pro Rata Shares of the Lenders. No
Lender (or any successor thereto) shall have any obligation to increase its
Commitment or its other obligations under this Agreement and the other Credit
Documents, and any decision by a Lender to increase its Commitment shall be made in its sole discretion independently from any other Lender, the Agent or the Co-Agent. Within fifteen (15) Business Days from each Lender's receipt of such request from the Borrower, each Lender shall notify the Agent in writing of whether or not it will agree to increase its Commitment and by what amount it will agree to increase its Commitment, up to its Pro Rata
Share of the Requested Commitment Amount. Decisions to increase a Commitment must be affirmatively communicated in writing and shall not be presumed based upon a failure to respond to Borrower's request.

            (b)   In the event that the aggregate  amount to
which the Lenders
are  willing  to  increase  their  Commitments  is  less
than  the  Requested
Commitment  Amount  based on the written  notices  delivered by the Lenders to
the Agent,  the Agent  shall  first  offer to the  Lenders
who have agreed to
increase  their   Commitments  the  opportunity  to  further
increase  their
Commitments  up to an amount equal to the Requested
Commitment  Amount.  Such
Lenders shall promptly respond in writing to the Agent of whether or not it will agree to further increase its Commitment and by what amount it will agree to further increase its Commitment. Within five
(5)  Business  Days
after receipt of all responses from such Lenders, the Agent shall inform the
Borrower and all Lenders in writing of the amount by which each Lender will increase its Commitment.

            (c) In the event that the aggregate amount to which the Lenders are willing to increase their Commitments is less than the Requested
Commitment Amount based on the notice from the Agent to the Borrower and all
Lenders, the Borrower shall have the right, within sixty days (60) after receipt of such notice from the Agent, to obtain commitments from one or more new banks or financial institutions in an aggregate amount such that the existing Commitments, plus the aggregate principal amount by which the
Lenders are willing to increase their Commitments, plus the aggregate principal amount of the new commitments by the new banks or financial institutions does not exceed the Requested Commitment Amount; provided, however, that (1) the new banks or financial institutions must be acceptable to the Agent and Required Lenders in their sole discretion, which acceptance will not be unreasonably withheld or delayed, and (2) the new banks or financial institutions must become parties to this Agreement pursuant to a joinder agreement in form and substance satisfactory to the Agent and the
Required Lenders, pursuant to which (x) they shall be granted all of the rights that existing Lenders have under this Agreement and the other Credit
Documents, (y) they shall assume the same liabilities and obligations that the existing Lenders have under this Agreement and (z) the existing Lenders and such new banks or financial institutions shall agree to either purchase or sell outstanding Advances, as the case may be such that each Lender
(existing and new) shall have outstanding Advances in an amount equal to its
Pro Rate Share of all Advances then outstanding.

                                 ARTICLE III.

                              GENERAL LOAN TERMS

            Section III.1. Funding Notices.

            (a)   (i)  Whenever  Borrower  desires  to make
a  Borrowing  with
      respect to the  Commitments  (other than one resulting
from a conversion
      or  continuation  pursuant  to  Section  3.01(b)(i)),
it shall give the
      Agent prior written notice (or telephonic  notice
promptly  confirmed in
      writing) of such  Borrowing  (a "Notice of
Borrowing"),  such Notice of
      Borrowing  to be given prior to 12:00 noon (local time
for the Agent) at
      the  Payment  Office  of the  Agent  (x) one  Business
Day prior to the
      requested date of such Borrowing in the case of Base
Rate Advances,  and
      (y) three  Business Days prior to the requested  date
of such  Borrowing
      in the case of Eurodollar  Advances.  Notices
received after 12:00 noon
      shall be  deemed  received  on the next  Business
Day.  Each  Notice of
      Borrowing   shall  be  irrevocable   and  shall
specify  the  aggregate
      principal amount of the Borrowing, the date of Borrowing (which shall be a Business Day), and whether the Borrowing is to consist of Base
      Rate Advances or Eurodollar Advances and (in the case of Eurodollar
      Advances) the Interest Period to be applicable thereto.

            (ii)  Whenever  Borrower  desires to obtain a
Swing Line Loan,  it
      shall give the Swing Line Lender prior written notice (or telephonic notice promptly confirmed in writing) of such Swing Line Loan (a
      "Notice  of Swing  Line  Loan"),  such  Notice of
Swing  Line Loan to be
      given prior to 11:00 A.M. (local time for Agent) at the Payment Office of the Swing Line Lender on the Business Day of the such Swing Line
      Loan. Notices received after 11:00 A.M. shall be deemed received on the next  Business  Day.  Each  Notice of Swing Line
Loan shall  specify
      the aggregate  principal  amount of the Swing Line
Loan, the date of the
      Swing Line Loan (which shall be a Business Day) and the requested
      Interest Period to be applicable thereto.  The Swing
Line Lender,  shall
      within two (2) hours of receipt of such notice, provide to the Borrower telephonic or written notice of a quote of the Swing Rate to be applicable to such Swing Line Loan for the amount and the Interest
      Period requested by the Borrower. Within one (1) hour of receipt of such quote,  the Borrower  shall notify the Swing Line
Lender whether or
      not it has elected to accept the offered Swing Rate and if accepted, the Swing Line Lender shall confirm such Borrowing in writing.


            (b)   (i)  Whenever  Borrower  desires to
convert all or a portion
      of an outstanding  Borrowing  under the  Commitments
consisting of Base
      Rate Advances into a Borrowing consisting of
Eurodollar Advances,  or to
      continue  outstanding a Borrowing  consisting of
Eurodollar Advances for
      a new Interest  Period,  it shall give the Agent at
least three Business
      Days' prior written notice (or telephonic  notice
promptly  confirmed in
      writing) of each such  Borrowing  to be  converted
into or continued as
      Eurodollar     Advances.     Such     notice    (a
"Notice    of
      Conversion/Continuation")  shall be given  prior  to
11:00  A.M.  (local
      time for the Agent) on the date  specified at the
Payment  Office of the
      Agent.   Each   such   Notice   of
Conversion/Continuation   shall  be
      irrevocable  and shall  specify the  aggregate
principal  amount of the
      Advances to be converted or  continued,  the date of
such  conversion or
      continuation  and the  Interest  Period to be
applicable  thereto.  If,
      upon the  expiration of any Interest  Period in
respect of any Borrowing
      consisting  of  Eurodollar  Advances,  Borrower  shall
have  failed  to
      deliver the Notice of Conversion/Continuation,
Borrower shall be deemed
      to have  elected to convert or continue  such
Borrowing  to a Borrowing
      consisting of Base Rate  Advances.  So long as any
Executive  Officer of
      Borrower has  knowledge  that any Default or Event of
Default shall have
      occurred  and be  continuing,  no  Borrowing  may be
converted  into or
      continued  as  (upon   expiration  of  the  current
Interest   Period)
      Eurodollar Advances unless the Agent and each of the Lenders shall have otherwise consented in writing. No conversion of any Borrowing of
      Eurodollar Advances shall be permitted except on the last day of the
      Interest Period in respect thereof.

            (ii) Upon the  expiration of the applicable
Interest  Period with
      respect to any Swing Line Loan, the Borrower shall repay such Swing
      Line Loan to the Swing Line Lender, and in the event that the other
      Lenders have purchased a participation  in such Swing
Line Loan pursuant
      to Section 2.02 hereof, the Swing Line Lender shall distribute such payments pro rata amongst the Lenders participating therein.

            (c)   Without  in  any  way  limiting
Borrower's   obligation  to
      confirm in writing any telephonic notice, the Agent and the Swing Line
      Lender may act without liability upon the basis of telephonic notice believed by the Agent or the Swing Line Lender in good faith to be from
      Borrower  prior to receipt of written  confirmation.
In each such case,
      Borrower hereby waives the right to dispute the Agent's or the Swing
      Line Lender's record of the terms of such telephonic notice.

            (d)   The  Agent  shall   promptly  give  each
Lender  notice  by
      telephone (confirmed in writing) or by telex, telecopy or facsimile transmission of the matters covered by the notices given to the Agent pursuant to this Section 3.01 with respect to the Commitments.

            Section III.2. Disbursement of Funds.


            (a) No later than 12:00 noon (local time for the Agent) on the date of each  Borrowing  pursuant  to the  Commitments
(other  than one
      resulting from a conversion or continuation pursuant to Section
      3.01(b)(i)),  each Lender will make  available its Pro
Rata Share of the
      amount of such Borrowing in immediately available funds at the Payment
      Office of the Agent. The Agent will make available to Borrower the aggregate of the amounts (if any) so made available by the Lenders to the Agent in a timely manner by crediting such amounts to Borrower's demand deposit account maintained with the Agent or at Borrower's option, by effecting a wire transfer of such amounts to Borrower's account specified by the Borrower, by the close of business on such
      Business Day. In the event that the Lenders do not make such amounts available to the Agent by the time prescribed above, but such amount is received later that day, such amount may be credited to Borrower in the manner described in the preceding sentence on the next Business Day
      (with interest on such amount to begin accruing hereunder on such next
      Business Day).

            (b)   No later  than 3:00  p.m.  (local  time
for the  Swing  Line
      Lender) on the date of each Swing Line Loan (other than one resulting from a continuation of a Swing Line Loan pursuant to 3.01(b)(ii)), the
      Swing Line Lender will make available the amount of such Swing Line
      Loan in immediately available funds by crediting such amount to the
      Borrower's demand deposit account maintained with the Swing Line Lender or, at Borrower's option, by effecting a wire transfer of such amounts to Borrower's account specified by the Borrower.

            (c)   Unless  the Agent  shall  have been
notified  by any Lender
      prior to the date of a  Borrowing  that such  Lender
does not intend to
      make  available to the Agent such  Lender's  portion
of the Borrowing to
      be made on such  date,  the Agent may assume  that
such  Lender has made
      such amount  available  to the Agent on such date and
the Agent may make
      available  to Borrower a  corresponding  amount.  If
such  corresponding
      amount is not in fact made  available to the Agent by
such Lender on the
      date  of  Borrowing,  the  Agent  shall  be  entitled
to  recover  such
      corresponding  amount on demand from such Lender
together with interest
      at  the  Federal   Funds  Rate.   If  such  Lender
does  not  pay  such
      corresponding  amount  forthwith upon the Agent's
demand  therefor,  the
      Agent shall promptly  notify  Borrower,  and Borrower
shall  immediately
      pay such  corresponding  amount to the Agent  together
with interest at
      the rate  specified  for the Borrowing  which
includes such amount paid
      and  any  amounts  due  under  Section  3.12  hereof.
Nothing  in  this
      subsection  shall be deemed to relieve any Lender from
its obligation to
      fund  its  Commitments  or its  obligations  pursuant
to  Section  2.02
      hereunder or to prejudice any rights which Borrower may have against any Lender as a result of any default by such Lender hereunder.

            (d)   All Borrowings under the Commitments
(other than Swing Line
      Loans) shall be loaned by the Lenders on the basis of their Pro Rata
      Share of the Commitments. No Lender shall be responsible for any default by any other Lender in its obligations hereunder, and each
      Lender shall be obligated to make the Loans provided to be made by it hereunder,  regardless  of the  failure of any other
Lender to fund its
      Commitments hereunder.


            Section III.3. Interest.

            (a)   Borrower  agrees to pay  interest  in
respect of all unpaid
      principal amounts of the Revolving Loans from the respective dates such principal amounts were advanced to maturity (whether by acceleration, notice of prepayment or otherwise) at rates per annum equal to the applicable rates indicated below:

                  (i)   For Base Rate  Advances--The  Base
Rate in effect from
            time to time; and

                  (ii)  For  Eurodollar  Advances--LIBOR
plus the  Applicable
            Margin.

            (b)   Borrower  agrees to pay  interest  in
respect of all unpaid
      principal amounts of the Swing Line Loans made to Borrower from the respective dates such principal amounts were advanced to maturity
      (whether by acceleration, notice of prepayment or otherwise) at the
      Swing Rate agreed to by the  Borrower and the Swing
Line Lender for each
      such Swing Line Loan.

            (c) Overdue principal and, to the extent not prohibited by applicable law, overdue interest, in respect of the Loans, and all other overdue amounts owing hereunder, shall bear interest from each date that such amounts are overdue at the applicable rate plus two percent (2%) per annum, provided however that for any Eurodollar
      Advance or Swing Line Loan, at the end of the applicable Interest
      Period, interest shall accrue at the Base Rate plus two percent (2%).

            (d)   Interest on each Loan shall  accrue from
and  including  the
      date of such Loan to but excluding  the date of any
repayment  thereof;
      provided  that,  if a Loan is  repaid  on the same day
made,  one day's
      interest shall be paid on such Loan.  Interest on all
outstanding  Base
      Rate Advances  shall be payable  quarterly in arrears
on the last day of
      each fiscal  quarter,  commencing  on August 31,
1998.  Interest on all
      outstanding  Eurodollar  Advances  shall be  payable
on the last day of
      each Interest Period applicable thereto,  and, in the
case of Eurodollar
      Advances  having an Interest  Period in excess of
three months,  on each
      three month  anniversary  of the initial date of such
Interest  Period.
      Interest  on all  outstanding  Swing  Rate  Advances
shall  be  payable
      monthly in arrears on the last day of each  fiscal
quarter,  commencing
      on August  31,  1998.  Interest  on all Loans  shall
be  payable  on any
      conversion  of any  Advances  comprising  such  Loans
into  Advances  of
      another Type,  prepayment (on the amount prepaid),  at
maturity (whether
      by   acceleration,   notice  of  prepayment  or
otherwise)  and,  after
      maturity, on demand.

            (e)   The Agent,  upon determining  LIBOR for
any Interest Period,
      shall promptly notify by telephone (confirmed in writing) or in writing
      Borrower and the other Lenders. Any such determination shall, absent manifest error, be final, conclusive and binding for all purposes.


            Section III.4. Interest Periods.

            (a)   In  connection  with  the  making  or
continuation  of,  or
      conversion into, each Borrowing of Eurodollar
Advances,  Borrower shall
      select an Interest Period to be applicable to such Eurodollar Advances, which Interest Period shall be either a 1, 2, 3 or 6 month period.

            (b)   In connection  with the making or
continuation of each Swing
      Line Loan,  Borrower  shall request an Interest
Period to be applicable
      to such Swing Line Loan for a period equal to a minimum of one (1) day and a maximum of thirty (30) days which request may be accepted by the
      Swing Line Lender as provided herein.

            (c) Notwithstanding paragraphs (a) and (b) of this Section 3.04:

                  (i)   The  initial  Interest  Period  for
any  Borrowing  of
            Eurodollar  Advances  shall commence on the date
of such Borrowing
            (including the date of any conversion from a
Borrowing  consisting
            of  Base  Rate  Advances)  and  each  Interest
Period   occurring
            thereafter in respect of such Borrowing shall commence on the day on which the next preceding Interest Period expires;

                  (ii)  If any  Interest  Period would
otherwise  expire on a
            day which is not a Business Day, such Interest Period shall expire on the next succeeding Business Day, provided that if any
            Interest Period in respect of Eurodollar
Advances would otherwise
            expire on a day that is not a Business Day but is a day of the month after which no further Business Day occurs in such month, such Interest Period shall expire on the next preceding Business
            Day;

                  (iii) Any Interest Period in respect of
Eurodollar  Advances
            which  begins  on  a  day  for  which  there  is
no   numerically
            corresponding day in the calendar month at the end of such
            Interest Period shall, subject to part (v) below, expire on the last Business Day of such calendar month; and

                  (iv)  No  Interest  Period  with  respect
to the Loans shall
            extend beyond the Maturity Date.

            Section III.5. Fees.


            (a) Commitment Fee. Borrower shall pay to the Agent, for the ratable benefit of each Lender, a commitment fee (the
"Commitment  Fee")
      for the period commencing on the Closing Date to and including the
      Maturity Date, payable quarterly in arrears on the last day of each fiscal quarter, commencing on August 31, 1998, and on the Maturity
      Date, equal to the percentage per annum designated below based on the
      Leverage Ratio of the Consolidated Companies, multiplied by the average daily unused portion of the Commitment of each Lender:

             -----------------------------------------------
------

             Leverage Ratio              Commitment Fee

=====================================================

             Less than 2.00:1.00         0.20%
             -----------------------------------------------
------

             Greater than or equal to    0.25%
             2.00:1.00 and less than
             2.50:1.00
             -----------------------------------------------
------

             Greater than or equal to    0.30%
             2.50:1.00 and less than
             3.0:1.00
             -----------------------------------------------
------

      For the  purposes of  computing  the  Commitment  Fee,
(i)  outstanding
      Letter of Credit Obligations shall not be usage of the Commitment, and
      (ii) in addition to the utilization by Revolving
Loans,  the Commitment
      of each Lender shall be deemed to be utilized by the amount of Swing
      Line Loans extended by such Lender (or in which such Lender has purchased a participation) but in no event shall the computation of any other Lender's Commitment Fee be affected by the Swing Line Loans extended by the Swing Line Lender unless and until a participation in such Swing Line Loans is  purchased  by the other
Lenders  pursuant  to
      Section 2.02(d)  hereof,  and (iii) if the Borrower
fails to provide the
      Compliance Certificate and related financial statements required under
      Section  6.07(c)  within the  applicable  time period
set forth therein,
      the Commitment Fee shall be adjusted to 0.30% on the first day of the following  fiscal quarter until such Compliance
Certificate and related
      financial statements are delivered.

            (b)   Administrative  Fees.  The  Borrower
shall pay to the Agent
      an administrative fee in the amount and on the dates previously agreed in writing by Borrower with the Agent. The Borrower shall also pay to each Issuing Bank, following receipt of an invoice, in reasonable detail therefor, any customary fees charged by such Issuing Bank for issuance and administration of its Letters of Credit, which fees shall be fully earned when due, and non-refundable when paid.

            Section III.6. Voluntary Prepayments of
Borrowings.


            (a)   Borrower may, at its option,  prepay
Borrowings  consisting
      of Base  Rate  Advances  at any time in  whole,  or
from time to time in
      part,  in  amounts  aggregating   $1,000,000  or  any
greater  integral
      multiple of $100,000, by paying the principal amount to be prepaid together with interest accrued and unpaid thereon to the date of prepayment.  Borrowings consisting of Swing Rate
Advances may be prepaid
      at any time in whole, or from time to time in part, in amounts aggregating $100,000 or any greater integral multiple of $10,000, by paying the principal amount to be prepaid together with interest accrued and unpaid thereon to the date of prepayment. Borrowings consisting of Eurodollar Advances may be prepaid, at Borrower's option, in whole, or from time to time in part, in amounts aggregating
      $5,000,000 or any greater integral multiple of $1,000,000, by paying the principal amount to be prepaid, together with interest accrued and unpaid thereon to the date of prepayment, and all compensation payments pursuant to Section 3.12 if such prepayment is made on a date other than the last day of an Interest Period applicable thereto. Each such optional prepayment shall be applied in accordance with Section 3.06(c)
      below.

            (b) Borrower shall give written notice (or telephonic notice confirmed in writing) to the Agent of any intended prepayment of the
      Revolving  Loans  not  less  than  three  Business
Days  prior  to  any
      prepayment of Base Rate Advances or Eurodollar
Advances.  Borrower shall
      give written notice (or telephonic notice confirmed in writing) to the
      Agent of any intended  prepayment  of the Swing Line
Loans not less than
      one (1) Business Day prior to such prepayment of such Swing Line
      Loans. Such notice, once given, shall be irrevocable. Upon receipt of such notice of prepayment pursuant to the first sentence of this paragraph (b), the Agent shall promptly notify each Lender of the contents  of such  notice  and of such  Lender's  Pro
Rata Share of such
      prepayment. Upon receipt of any notice of prepayment pursuant to the second sentence of this paragraph (b), the Agent shall promptly notify each Lender participating in such Swing Line Loan of the contents of such notice and of such Lender's Pro Rata Share of such prepayment.

            (c)   Borrower,  when providing  notice of
prepayment  pursuant to
      Section  3.06(b),  may  designate the Types of
Advances and the specific
      Borrowing or Borrowings which are to be prepaid, provided that (i) if any prepayment of Eurodollar Advances made pursuant to a single
      Borrowing of the Revolving Loans shall reduce the outstanding Advances made pursuant to such Borrowing to an amount less than $5,000,000, such
      Borrowing  shall  immediately be converted into Base
Rate Advances;  and
      (ii)  each  prepayment  made  pursuant  to a single
Borrowing  shall be
      applied pro rata among the Advances comprising such Borrowing. In the absence of a designation by Borrower, the Agent shall, subject to the foregoing, make such designation in its discretion but using reasonable efforts to avoid funding losses to the Lenders pursuant to Section
      3.12. All voluntary prepayments shall be applied to the payment of interest before application to principal.

            Section III.7. Payments, etc.


            (a)   Except  as  otherwise   specifically
provided  herein,  all
      payments  under this Agreement and the other Credit
Documents  shall be
      made without defense, set-off or counterclaim to the Agent not later than 11:00 A.M. (local time for the Agent) on the date when due and shall be made in Dollars in immediately available funds at its Payment
      Office.

            (b)   (i) All such  payments  shall be made
free and clear of and
      without  deduction  or  withholding  for any  Taxes in
respect  of this
      Agreement,  the Notes or other  Credit  Documents,  or
any  payments  of
      principal,   interest,  fees  or  other  amounts
payable  hereunder  or
      thereunder  (but  excluding,  except  as  provided  in
paragraph  (iii)
      hereof,  any Taxes  imposed on the  overall net income
of the Lenders or
      the Issuing Bank pursuant to the laws of the
jurisdiction  in which the
      principal  executive office or appropriate Lending
Office of such Lender
      or the  Issuing  Bank  is  located).  If any  Taxes
are  so  levied  or
      imposed,  Borrower agrees (A) to pay the full amount
of such Taxes,  and
      such  additional  amounts as may be  necessary so that
every net payment
      of all  amounts  due  hereunder  and under  the  Notes
and other  Credit
      Documents,  after withholding or deduction for or on
account of any such
      Taxes (including  additional sums payable under this
Section 3.07), will
      not be less  than  the  full  amount  provided  for
herein  had no such
      deduction or withholding been required,  (B) to make
such withholding or
      deduction  and (C) to pay  the  full  amount  deducted
to the  relevant
      authority in accordance with  applicable  law.
Borrower will furnish to
      the Agent, the Co-Agent and the Issuing Bank and each
Lender,  within 30
      days  after  the date  the  payment  of any  Taxes  is
due  pursuant  to
      applicable  law,  certified  copies  of  tax  receipts
evidencing  such
      payment by  Borrower.  Borrower  will  indemnify  and
hold  harmless the
      Agent, the Co-Agent,  the Issuing Bank and each Lender
and reimburse the
      Agent,  the  Co-Agent,  the Issuing  Bank and each
Lender upon  written
      request  for the  amount of any Taxes so levied or
imposed  and paid by
      the  Agent,  the  Co-Agent,  the  Issuing  Bank or
such  Lender  and any
      liability   (including   penalties,   interest  and
expenses)   arising
      therefrom  or with  respect  thereto,  whether  or not
such  Taxes  were
      correctly  or  illegally  asserted.  A  certificate
as to the amount of
      such  payment  by such  Lender,  the  Issuing  Bank,
the  Agent  or the
      Co-Agent absent manifest error,  shall be final,
conclusive and binding
      for all purposes  provided  that the Agent,  the  Co-
Agent,  the Issuing
      Bank and each Lender shall use  reasonable  efforts to
furnish  Borrower
      notice  of  the   imposition  of  any  Taxes  as  soon
as   practicable
      thereafter; provided, however, that no delay or failure to furnish such notice  shall  in any  event  release  or  discharge
Borrower  from its
      obligations to the Agent, the Co-Agent,  the Issuing
Bank or such Lender
      pursuant to Section 3.07(b) or otherwise result in any liability of the
      Agent, the Co-Agent, the Issuing Bank or such Lender; provided that such notice is provided to the Borrower within forty-five (45) days of such Lender or the Issuing Bank obtaining knowledge of the application of such Taxes to payments under this Agreement.


          (ii) Each Lender or Issuing Bank that is organized under the laws of any jurisdiction other than the United States of America or any State thereof (including the District of Columbia) agrees to furnish to Borrower and the Agent, prior to the time it becomes a Lender or Issuing Bank hereunder,  two copies of either U.S. Internal Revenue
Service Form 4224 or
     U.S. Internal Revenue Service Form 1001 or any successor forms thereto
     (wherein such Lender claims entitlement to complete exemption from or reduced rate of U.S. Federal withholding tax on interest paid by Borrower hereunder) and to provide to Borrower and the Agent a new Form 4224 or Form
     1001 or any successor forms thereto if any previously delivered form is found to be incomplete or incorrect in any material respect or upon the obsolescence of any previously delivered form;
provided,  however,  that no
     Lender or Issuing Bank shall be required to furnish a form under this paragraph (ii) after the date that it becomes a Lender or Issuing Bank hereunder if it is not entitled to claim an exemption from or a reduced rate of withholding under applicable law.

            (iii)  Borrower  shall also  reimburse each
Lender and the Issuing
      Bank, upon written      request,   for  any  Taxes
imposed  (including,
      without limitation, Taxes imposed on the overall net income of such
      Lender or Issuing Bank or its respective  Lending
Office pursuant to the
      laws of the jurisdiction in which the principal executive office or the applicable Lending Office of such Lender or the Issuing Bank is located) as such Lender or the Issuing Bank shall determine are payable by such Lender or the Issuing Bank in respect of amounts paid by or on behalf of Borrower to or on behalf of such Lender or the Issuing Bank pursuant to paragraph (i) hereof.

            (c) Subject to Section 3.04(c)(ii), whenever any payment to be made hereunder or under any Note shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day and, with respect to payments of principal, interest thereon shall be payable at the applicable rate during such extension.

            (d)   All  computations  of interest and fees
shall be made on the
      basis of a year of 360 days for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable (to the extent computed on the basis  of  days  elapsed).  Interest  on Base  Rate
Advances  shall  be
      calculated based on the Base Rate from and including the date of such
      Loan to but excluding the date of the repayment or conversion thereof.
      Interest  on  Eurodollar  Advances  and  Swing  Rate
Advances  shall be
      calculated as to each Interest Period from and including the first day thereof to but excluding the last day thereof. Each determination by the Agent of an interest rate or fee hereunder shall be made in good faith and, except for manifest error, shall be final, conclusive and binding for all purposes.

            (e)   Payment by the Borrower to the Agent in
accordance  with the
      terms of this Agreement shall, as to the Borrower, constitute payment to the Lenders under this Agreement.


            Section III.8. Interest  Rate  Not
Ascertainable,   etc.  In  the
event that the Agent shall have determined (which determination shall be made in good faith and, absent manifest error, shall be final, conclusive and binding upon all parties) that on any date for determining LIBOR for any
Interest Period, by reason of any changes arising after the date of this
Agreement affecting the London interbank market, or the Agent's position in such market, adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition of
LIBOR, then, and in any such event, the Agent shall forthwith give notice (by telephone confirmed in writing) to Borrower and to the Lenders, of such determination and a summary of the basis for such determination. Until the
Agent notifies Borrower that the circumstances giving rise to the suspension described herein no longer exist, the obligations of the Lenders to make or permit portions of the Revolving Loans to remain outstanding past the last day of the then current Interest Periods as Eurodollar Advances shall be suspended, and such affected Advances shall bear the same interest as Base
Rate Advances.

            Section III.9. Illegality.

            (a)   In the event that any Lender or the
Issuing  Bank shall have
      determined (which  determination shall be made in good
faith and, absent
      manifest  error,  shall  be  final,  conclusive  and
binding  upon  all
      parties) at any time that the making or  continuance
of any  Eurodollar
      Advance or Letter of Credit has become  unlawful by
compliance  by such
      Lender  or  Issuing  Bank  in  good  faith  with  any
applicable   law,
      governmental  rule,  regulation,  guideline  or  order
(whether  or not
      having the force of law and whether or not failure to comply therewith would be unlawful), then, in any such event, the Lender or Issuing Bank shall give prompt notice (by telephone confirmed in writing) to
      Borrower and to the Agent of such determination and a summary of the basis for such determination (which notice the Agent shall promptly transmit to the other Lenders).

            (b)   Upon the giving of the  notice to
Borrower  referred  to in
      subsection (a) above, (i) Borrower's right to request and such Lender's obligation to make Eurodollar Advances or participate in such Letters of  Credit,  as the case may be, or the  Issuing
Bank's  obligation  to
      issue Letters of Credit shall be immediately suspended, and such Lender shall make an Advance as part of the  requested
Borrowing of Eurodollar
      Advances as a Base Rate Advance,  which Base Rate
Advance shall, for all
      other purposes, be considered part of such Borrowing, and (ii) if the affected Eurodollar Advance or Advances are then outstanding, Borrower shall immediately, or if permitted by applicable law, no later than the date  permitted  thereby,  upon at least one
Business  Day's written
      notice to the Agent and the affected Lender, convert each such Advance into a Base Rate Advance or Advances, provided that if more than one
      Lender  is  affected  at any time,  then all  affected
Lenders  must be
      treated the same pursuant to this Section 3.09(b).


            (c)   Notwithstanding   any  other  provision
contained  in  this
      Agreement,  the Issuing  Bank shall not be obligated
to issue any Letter
      of  Credit,   nor  shall  any  Lender  be   obligated
to  purchase  its
      participation in any Letter of Credit to be issued hereunder, if the issuance of such Letter of Credit or purchase of such participation shall have become unlawful or prohibited by compliance by the Issuing
      Bank or such Lender in good faith with any law, governmental rule, guideline, request, order, injunction, judgment or decree (whether or not having the force of law); provided that in the case of the obligation of a Lender to purchase such participation, such Lender shall have notified the Issuing Bank to such effect at least three (3)
      Business Days' prior to the issuance thereof by the Issuing Bank, which notice shall relieve the Issuing Bank of its obligation to issue such
      Letter of Credit pursuant to Section 2.03 hereof.

            Section III.10.   Increased Costs.

            (a)   If,  by  reason   of  (x)   after  the
date   hereof,   the
      introduction  of or  any  change  (including,  without
limitation,  any
      change by way of imposition or increase of reserve
requirements)  in or
      in the  interpretation  of any law or regulation,  or
(y) the compliance
      with  any   guideline   or  request  from  any
central  bank  or  other
      governmental   authority  or  quasi-governmental
authority  exercising
      control over banks or financial institutions generally made after the date hereof (whether or not having the force of law):

                  (i)   any Lender (or its  applicable
Lending  Office) shall
            be subject to any tax, duty or other charge with respect to its
            Eurodollar  Advances or its obligation to make
Eurodollar Advances
            or the basis of taxation of payments to any Lender of the
            principal  of or  interest  on  its  Eurodollar
Advances  or  its
            obligation to make Eurodollar Advances shall have changed (except for changes in the tax on the overall net income of such Lender or its applicable Lending Office imposed by the jurisdiction in which such Lender's principal executive office or applicable
            Lending Office is located); or

                  (ii)  any  reserve  (including,   without
limitation,   any
            imposed by the Board of Governors of the Federal
Reserve  System),
            special  deposit  or  similar   requirement
against  assets  of,
            deposits with or for the account of, or credit extended by, any
            Lender's applicable Lending Office shall be imposed or deemed applicable  or  any  other  condition
affecting  its  Eurodollar
            Advances or its  obligation to make  Eurodollar
Advances shall be
            imposed  on any  Lender or its  applicable
Lending  Office or the
            London interbank market;


and as a  result  thereof  there  shall  be any  increase
in the cost to such
Lender of  agreeing  to make or  making,  funding  or
maintaining  Eurodollar
Advances  (except to the extent already  included in the
determination of the
applicable  interest rate for  Eurodollar  Advances) or its
obligation to make
Eurodollar  Advances,  or there shall be a reduction in the
amount received or
receivable  by such Lender or its  applicable  Lending
Office,  then Borrower
shall  from  time to time  (subject,  in the  case of
certain  Taxes,  to the
applicable  provisions  of Section  3.07(b)),  upon  written notice  from and
demand by such  Lender on  Borrower  (with a copy of such
notice and demand to
the  Agent),  pay to the Agent for the  account  of such
Lender  within  five
Business  Days after the date of such  notice and demand,
additional  amounts
sufficient  to  indemnify  such  Lender   against  such
increased   cost.  A
certificate as to the amount of such increased cost, submitted to Borrower and the Agent by such Lender in good faith and accompanied by a statement prepared by such Lender describing in reasonable detail the basis for and calculation of such increased cost, shall, except for manifest error, be final, conclusive and binding for all purposes.

            (b) If any Lender shall advise the Agent that at any time, because of the circumstances described in clauses (x) or (y) in Section
      3.10(a) or any other circumstances beyond such Lender's reasonable control arising after the date of this Agreement affecting such Lender or the London interbank market or such Lender's position in such market, LIBOR as determined by the Agent will not adequately and fairly reflect the cost to such Lender of funding its Eurodollar Advances, then, and in any such event:

                  (i)   the Agent shall  forthwith  give
notice (by  telephone
            confirmed in writing) to Borrower and to the other Lenders of such advice;

                  (ii)  Borrower's   right  to  request
and  such   Lender's
            obligation  to make or  permit  portions  of the
Loans to  remain
            outstanding  past  the  last  day of  the  then
current  Interest
            Periods as Eurodollar Advances shall be
immediately suspended; and

                  (iii) such  Lender   shall  make  a  Loan
as  part  of  the
            requested   Borrowing  of  Eurodollar  Advances
as  a  Base  Rate
            Advance, which such Base Rate Advance shall, for all other purposes, be considered part of such Borrowing.

            Section III.11.   Lending Offices.

            (a) Each Lender agrees that, if requested by Borrower, it will use reasonable efforts (subject to overall policy considerations of such Lender) to designate  an alternate  Lending
Office with respect to
      any of its Eurodollar Advances affected by the matters or circumstances described  in  Sections  3.07(b),  3.08,  3.09  or
3.10  to  reduce  the
      liability of Borrower or avoid the results provided thereunder, so long as such designation is not disadvantageous to such Lender as reasonably determined by such Lender, which determination shall be conclusive and binding  on all  parties  hereto.  Nothing  in this
Section  3.11 shall
      affect or postpone any of the obligations of Borrower or any right of any Lender provided hereunder.


            (b) If the Issuing Bank or any Lender that is organized under the laws of any jurisdiction  other than the United
States of America or
      any State thereof (including the District of Columbia) issues a public announcement with respect to the closing of its lending offices in the
      United States such that any withholdings or deductions and additional payments with respect to Taxes may be required to be made by Borrower thereafter pursuant to Section 3.07(b), such Lender or the Issuing Bnak shall use reasonable efforts to furnish Borrower notice thereof as soon as practicable thereafter; provided, however, that no delay or failure to furnish such notice shall in any event release or discharge Borrower from its  obligations  to such  Lender or the Issuing
Bank  pursuant to
      Section 3.07(b) or otherwise result in any liability of such Lender or the Issuing Bank; provided that such notice is provided to the Borrower within forty-five (45) days of such Lender or the Issuing Bank obtaining knowledge of the application of such Taxes to payments under this Agreement.

            Section III.12.   Funding Losses.  Borrower
shall  compensate each
Lender, upon its written request to Borrower (which request shall set forth the basis for requesting such amounts in reasonable detail and which request shall be made in good faith and, absent manifest error, shall be final, conclusive and binding upon all of the parties hereto), for all losses, expenses and liabilities (including, without limitation, any interest paid by such Lender to lenders of funds borrowed by it to make or carry its
Eurodollar Advances to the extent not recovered by such Lender in connection with the re-employment of such funds and including loss of anticipated profits), which the Lender may sustain: (i) if for any reason (other than a default by such Lender) a borrowing of, or conversion to or continuation of,
Eurodollar Advances to Borrower does not occur on the date specified therefor in a Notice of Borrowing, a Notice of Conversion/Continuation (whether or not withdrawn), (ii) if any repayment (including mandatory prepayments and any conversions pursuant to Section 3.09(b)) of any Eurodollar Advances to
Borrower occurs on a date which is not the last day of an Interest Period applicable thereto, or (iii), if, for any reason, Borrower defaults in its obligation to repay its Eurodollar Advances when required by the terms of this Agreement.

            Section III.13.   Assumptions  Concerning
Funding of  Eurodollar
Advances. Calculation of all amounts payable to a Lender under this Article
IV shall be made as though that Lender had actually funded its relevant
Eurodollar Advances through the purchase of deposits in the relevant market bearing interest at the rate applicable to such Eurodollar Advances in an amount equal to the amount of the Eurodollar Advances and having a maturity comparable to the relevant Interest Period and through the transfer of such
Eurodollar Advances from an offshore office of that Lender to a domestic office of that Lender in the United States of America; provided, however, that each Lender may fund each of its Eurodollar Advances in any manner it sees fit and the foregoing assumption shall be used only for calculation of amounts payable under this Article IV.


            Section III.14.   Apportionment of Payments.
Aggregate  principal
and interest payments in respect of Revolving Loans and Commitment Fees shall be apportioned among all outstanding Commitments and Revolving Loans to which such payments relate, proportionately to the Lenders' respective Pro Rata
Share of such  Commitments and outstanding  Revolving
Loans.  Each payment of
principal and interest of any Swing Line Loan shall be payable solely to the
Swing Line  Lender  except as  provided  in Section
2.02(d).  The Agent shall
promptly distribute to each Lender at its payment office set forth beside its name on the appropriate signature page hereof or such other address as any
Lender may request its share of all such payments received by the Agent.

            Section III.15.   Termination    of
Commitments    The   unpaid
principal balance and all accrued and unpaid interest on the Notes will be due and payable upon the first of the following dates or events to occur: (i) acceleration of the maturity of any Note in accordance with the remedies contained in Article VIII of this Agreement, or (ii) upon the expiration of the Commitments.

            Section III.16.   Sharing of  Payments,  Etc. If
any Lender or the
Issuing Bank shall obtain any payment or reduction (including, without limitation, any amounts received as adequate protection of a deposit treated as cash collateral under the Bankruptcy Code) of the Obligations (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its Pro Rata Share of payments or reductions on account of such obligations obtained by all the Lenders (other than payments of principal, interest and fees with respect to the Swing Line Loans which are payable solely to the Swing Line Lender or Lenders participating therein pursuant to Section 2.02(d)), such Lender or the Issuing Bank shall forthwith
(i)  notify  each of the  other  Lenders,  the  Issuing
Bank,  Agent  and the
Co-Agent of such receipt, and (ii) purchase from the other Lenders or the
Issuing Bank such participations in the affected obligations as shall be necessary to cause such purchasing Lender or the Issuing Bank to share the excess payment or reduction, net of costs incurred in connection therewith, ratably with each of them, provided that if all or any portion of such excess payment or reduction is thereafter recovered from such purchasing Lender or the Issuing Bank or additional costs are incurred, the purchase shall be rescinded and the purchase price restored to the extent of such recovery or such additional costs, but without interest unless the Lender or the Issuing
Bank is obligated to return such funds is required to pay interest on such funds. Borrower agrees that any Lender or the Issuing
Bank so  purchasing a
participation from another Lender or the Issuing Bank pursuant to this
Section 3.16 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender or the Issuing Bank were the direct creditor of Borrower in the amount of such participation.


            Section III.17.   Capital  Adequacy.  Without
limiting  any other
provision of this Agreement,  in the event that any Lender
or the Issuing Bank
shall   have   determined   that   any   law,    treaty,
governmental   (or
quasi-governmental) rule, regulation, guideline or order regarding capital adequacy not currently in effect or fully applicable as of the Closing Date, or any change therein or in the interpretation or application thereof, or compliance by such Lender or Issuing Bank with any request or directive regarding capital adequacy not currently in effect or fully applicable as of the Closing Date (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) from a central bank or governmental authority or body having jurisdiction, does or shall have the effect of reducing the rate of return on such Lender's or Issuing Bank's capital as a consequence of its obligations hereunder to a level below that which such Lender or Issuing Bank could have achieved but for such law, treaty, rule, regulation, guideline or order, or such change or compliance
(taking into consideration such Lender's or Issuing Bank's policies with respect to capital adequacy) by an amount deemed by such Lender or Issuing
Bank to be material, then within ten (10) Business Days after written notice and demand by such Lender or Issuing Bank (with copies thereof to the Agent),
Borrower shall from time to time pay to such Lender or Issuing Bank additional amounts sufficient to compensate such Lender or Issuing Bank for such reduction (but, in the case of outstanding Base Rate Advances, without duplication of any amounts already recovered by such Lender or Issuing Bank by reason of an adjustment in the applicable Base Rate). Each certificate as to the amount payable under this Section 3.17 (which certificate shall set forth the basis for requesting such amounts in reasonable detail), submitted to Borrower by any Lender or Issuing Bank in good faith, shall, absent manifest error, be final, conclusive and binding for all purposes.

            Section III.18.   Letter  of  Credit
Obligations  Absolute.   The
obligation of each Account Party to reimburse the Issuing Bank for drawings made under Letters of Credit issued for the account of the Account Party and the Lenders' obligation to honor their participations purchased therein shall be unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement under all circumstances, including without limitation, the following circumstances:

            (a) Any lack of validity or enforceability of any Letter of
Credit;

            (b)   The existence of any claim, set-off,
defense or other right
which the Borrower or any Subsidiary or Affiliate of the Borrower may have at any time against a beneficiary or any transferee of any Letter of Credit (or any Persons or entities for whom any such beneficiary or transferee may be acting), any Lender or any other Person, whether in connection with this
Agreement, the transactions contemplated herein or any unrelated transaction
(including without limitation any underlying transaction between the Borrower or any of its Subsidiaries and Affiliates and the beneficiary for which such
Letter of Credit was procured);

            (c)   Any  draft,  demand,   certificate  or
any  other  document
presented under any Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect;

            (d) Payment by the Issuing Bank under any Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit;

            (e)   Any other  circumstance  or  happening
whatsoever  which is
similar to any of the foregoing; or

            (f)   the fact that a Default  or an Event of
Default  shall have
occurred and be continuing.

Nothing in this Section 3.17 shall prevent an action against the Issuing Bank for its gross negligence or willful misconduct in honoring drafts under the
Letters of Credit.

                                  ARTICLE IV.

                           CONDITIONS TO BORROWINGS

            The  obligations  of each  Lender  to make
Advances  to  Borrower
hereunder is subject to the satisfaction of the following conditions:

            Section IV.1.  Conditions  Precedent  to
Initial  Loans.  At  the
time of the making of the initial Loans hereunder on the Closing Date, all obligations of Borrower hereunder incurred prior to the initial Loans and prior to the obligation of the Issuing Bank to issue the initial Letter of
Credit (including, without limitation, Borrower's obligations to reimburse fees and expenses payable to the Agent as previously agreed with Borrower), shall have been paid in full, and the Agent shall have received the following, in form and substance reasonably satisfactory in all respects to the Agent:

            (a)   the duly executed counterparts of this
Agreement;

            (b)   the duly  executed  Revolving  Credit
Notes  evidencing  the
      Revolving  Credit  Commitments  and the duly  executed
Swing  Line Note
      evidencing the Swing Line Subfacility;

            (c)   the duly executed Guaranty Agreement;

            (d)   the duly executed Closing Certificate;

            (e)   certificates of the Secretaries or
Assistant  Secretaries of
      the Credit Parties attaching and certifying copies of the resolutions of  the  board  of  directors  of the  Credit
Parties,  authorizing  as
      applicable the execution, delivery and performance of the Credit
      Documents by the Credit Parties party thereto;

            (f)   certificates  of the  Secretaries or an
Assistant  Secretary
      of the Credit Parties certifying (i) the name, title and true signature of each officer of the Credit Parties executing the Credit Documents, and (ii) the bylaws of the Credit Parties;


            (g)   certified   copies  of  the  articles  or
certificate   of
      incorporation of the Credit Parties certified by the Secretaries of
      State and by the  Secretaries  or  Assistant
Secretaries  of the Credit
      Parties, together with certificates of good standing or existence, as may be available from the Secretaries of State of the jurisdiction of incorporation  or  organization  of the  Credit
Parties  and each other
      jurisdiction where the Credit Parties ownership of property or the conduct of its business require it to be qualified, except where a failure to be so qualified would not have a Materially
Adverse Effect;

            (h) acknowledgments from CSC Corporation as to its appointment as agent for service of process for the Credit
Parties;

            (i)   the  favorable  opinion  of  Powell,
Goldstein,   Frazer  &
      Murphy, LLP, counsel to the Borrower in the form of Exhibit E, addressed to the Agent, the Co-Agent and each of the Lenders.

            (j)   copies  of all  documents  and
instruments,  including  all
      consents,  authorizations  and filings,  required or
advisable under any
      Requirement  of Law or by any  material  Contractual
Obligation  of the
      Credit   Parties,   in   connection   with  the
execution,   delivery,
      performance, validity and enforceability of the Credit Documents and the other documents to be executed and delivered hereunder, and such consents, authorizations, filings and orders shall be in full force and effect and all applicable waiting periods shall have expired;

            (k)   certificates,  reports  and other
information  as the Agent
      may  reasonably  request  from  any  Consolidated
Company  in  order to
      satisfy  the Lenders as to the absence of any
material  liabilities  or
      obligations   arising  from   matters   relating  to
employees  of  the
      Consolidated   Companies,   including  employee
relations,   collective
      bargaining  agreements,   Plans  and  other
compensation  and  employee
      benefit plans;

            (l)   [Reserved]

            (m)   certified copies of the Sharing
Agreements;

            (n)   certificate of insurance issued by the
Borrower's  insurers,
describing in reasonable detail the insurance maintained by the Borrower.

            (o) the Agent shall have received, for its own account, all costs and expenses incurred which have been invoiced and are payable on the date hereof, including without limitation, all costs and expenses actually incurred associated with the execution and delivery of this Agreement and the other documents contemplated hereby. The Agent shall have received for the account of King & Spalding, counsel to the Agent, all reasonable costs and expenses actually incurred which have been invoiced and are due and payable as of the date hereof.


            (p)   certificates,  reports  and other
information  as the Agent
may reasonably request from any Consolidated Company in order to satisfy the Lenders as to the absence of any material liabilities or obligations arising from litigation (including without limitation, products liability and patent infringement claims) pending or threatened against the Consolidated
Companies; and

            (q)   evidence  assuring  the Agent,  the Co-
Agent and the Lenders
that all corporate proceedings and all other legal matters in connection with the authorization, legality, validity and enforceability of the Credit
Documents and the Transaction are in form and substance satisfactory to the
Lenders.

            Section IV.2. Conditions to Each Loan. At the time of the making of each Loan (but not including the continuation or conversion of any
Revolving Loan or in the same principal amount or any Revolving Loan pursuant to Section 2.02(c)), including the initial Loans hereunder, (before as well as immediately after giving effect to such Loans and to the proposed use of the proceeds thereof), the following conditions shall have been satisfied or shall exist:

            (a) there shall exist no Default or Event of Default and no
      Default or Event of Default shall result after giving effect to such
      Loan;

            (b) all representations and warranties by Borrower contained herein shall be true and correct in all material respects with the same effect as though such representations and warranties had been made on and as of the date of such Loans;

            (c)   the Loans to be made and the use of
proceeds  thereof  shall
      not contravene, violate or conflict with, or involve the Agent, the
      Co-Agent or any Lender in a violation of, any law, rule, injunction, or regulation, or determination of any court of law or other governmental authority applicable to Borrower;

            (d)   since the date of the most recent
financial  statements  of
      the  Consolidated  Companies  described  in Section
5.15 or delivered to
      the Agent pursuant to Section 6.07, there shall have been no change which has had or could reasonably be expected to have a Materially
      Adverse Effect; and

            (e) the Agent shall have received such other documents or legal opinions as the Agent or any Lender may reasonably request, all in form and substance reasonably satisfactory to the Agent.

            Each  request  for a  Borrowing  or a  Swing
Line  Loan  and  the
acceptance   by  Borrower  of  the  proceeds   thereof
shall   constitute  a
representation and warranty by Borrower, as of the date of the Loans comprising such Borrowing, that the applicable conditions specified in
Sections 4.01 and 4.02 have been satisfied.



                                  ARTICLE V.

                        REPRESENTATIONS AND WARRANTIES

            Borrower  (as to  itself  and all  other
Consolidated  Companies)
represents and warrants as follows.

            Section V.1. Corporate Existence; Compliance with Law. Each of the Consolidated Companies is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation, and each of the Consolidated Companies has the corporate power and authority and the legal right to own and operate its property and to conduct its business. Each of the Consolidated Companies (i) has the corporate power and authority and the legal right to own and operate its property and to conduct its business, (ii) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership of property or the conduct of its business requires such qualification, and (iii) is in compliance with all Requirements of Law, where (a) the failure to have such power, authority and legal right as set forth in clause
(i), (b) the failure
to be so qualified or in good standing as set forth in clause (ii), or (c) the failure to comply with Requirements of Law as set forth in clause (iii), would reasonably be expected, in the aggregate, to have a Materially Adverse
Effect. The jurisdiction of incorporation or organization, and the ownership of all issued and outstanding capital stock, for each Subsidiary as of the date of this Agreement is accurately described on Schedule 5.01.

            Section V.2.   Corporate   Power;
Authorization.   Each  of  the
Credit  Parties has the  corporate  power and  authority to
make,  deliver and
perform  the  Credit  Documents  to  which  it is a party
and has  taken  all
necessary   corporate   action  to  authorize  the
execution,   delivery  and
performance of such Credit Documents. No consent or authorization of, or filing with, any Person (including, without limitation, any governmental authority), is required in connection with the execution, delivery or performance by any Credit Party, or the validity or enforceability against any Credit Party, of the Credit Documents, other than such consents, authorizations or filings which have been made or obtained.

            Section V.3.   Possession of  Franchises,
Licenses,  Etc.  Except
as set  forth on  Schedule  5.03 or as  otherwise  wuld  not have a  Material
Adverse  Effect,  (a) each of the Credit  Parties  possesses all  franchises,
certificates,  licenses,  permits and other  authorizations
from governmental
political  subdivisions  or regulatory  authorities  that
are necessary in any
material  respect  for  the  ownership,   maintenance  and
operation  of  its
properties and assets, and (b) no Credit Party is in violation of any thereof in any material respect.


            Section V.4.   Enforceable  Obligations.  This
Agreement has been
duly  executed  and  delivered,  and each other Credit
Document  will be duly
executed and delivered,  by the respective Credit Parties,
and this Agreement
constitutes,  and each other Credit  Document when executed
and delivered will
constitute,  legal,  valid and  binding  obligations  of the
Credit  Parties,
respectively,  enforceable against the Credit Parties in
accordance with their
respective  terms,  except  as  may  be  limited  by
applicable   bankruptcy,
insolvency,   reorganization,   moratorium,  or  similar
laws  affecting  the
enforcement of creditors' rights generally and by general principles of equity.

            Section V.5.   No  Legal  Bar.   The
execution,   delivery   and
performance by the Credit Parties of the Credit Documents will not violate any Requirement of Law or cause a breach or default under any of their respective material Contractual Obligations.

            Section V.6.   No  Material  Litigation.  Except
as set  forth on
Schedule 5.06 or in any notice furnished to the Lenders and the Issuing Bank pursuant to Section 6.07(e) at or prior to the respective times the representations and warranties set forth in this Section
5.06 are made or
deemed to be made hereunder, no litigation, investigations or proceedings of or before any courts, tribunals, arbitrators or governmental authorities are pending or, to the knowledge of Borrower, threatened by or against any of the
Consolidated Companies, or against any of their respective properties or revenues, which, if adversely determined would reasonably be expected to have a Material Adverse Effect.

            Section V.7.    Investment  Company Act,  Etc.
None of the Credit
Parties  is  an  "investment   company"  or  a  company
"controlled"  by  an
"investment  company"  (as each of the quoted  terms is
defined or used in the
Investment  Company Act of 1940,  as amended).  None of the
Credit  Parties is
subject to regulation  under the Public Utility  Holding
Company Act of 1935,
the Federal Power Act, or any foreign,  federal or local
statute or regulation
limiting its ability to incur indebtedness for money
borrowed,  guarantee such
indebtedness,   or  pledge  its  assets  to  secure  such
indebtedness,   as
contemplated hereby or by any other Credit Document.

            Section V.8.   Margin  Regulations.  No  part of
the  proceeds  of
any of the Loans will be used for any purpose which violates, or which would be inconsistent or not in compliance with, the provisions of the applicable
Margin Regulations.

            Section V.9.   Compliance With Environmental
Laws.


            (a)   The  Consolidated  Companies  have
received  no  notices of
      claims or potential  liability  under,  and are in
compliance  with, all
      applicable  Environmental Laws, where such claims and
liabilities under,
      and  failures  to  comply  with,  such  statutes,
regulations,  rules,
      ordinances,  laws or licenses, would reasonably be
expected to result in
      penalties,  fines,  claims  or  other  liabilities  to
the  Consolidated
      Companies in amounts in excess of $2,500,000,  either
individually or in
      the  aggregate   (including  any  such  penalties,
fines,  claims,  or
      liabilities  relating to the  matters  set forth on
Schedule  5.09(a)),
      except as set forth on Schedule 5.09(a) or in any notice furnished to the  Lenders  and the Issuing  Bank  pursuant  to
Section  6.07(f) at or
      prior to the respective times the representations and warranties set forth in this Section 5.09(a) are made or deemed to be made hereunder.

            (b)   Except as set forth on  Schedule  5.09(b)
or in any  notice
      furnished  to the  Lenders  and the  Issuing  Bank
pursuant to Section
      6.07(f)  at or prior to the  respective  times the
representations  and
      warranties  set forth in this  Section  5.09(b) are
made or deemed to be
      made  hereunder,  none of the  Consolidated  Companies
has received any
      notice of  violation,  or  notice  of any  action,
either  judicial  or
      administrative,  from any governmental  authority
(whether United States
      or  foreign)  relating  to  the  actual  or  alleged
violation  of  any
      Environmental  Law,  including,  without  limitation,
any notice of any
      actual  or  alleged  spill,  leak,  or other  release
of any  Hazardous
      Substance,  waste or hazardous waste by any
Consolidated  Company or its
      employees or agents,  or as to the existence of any
contamination on any
      properties owned by any Consolidated Company,  where
any such violation,
      spill,  leak,  release or contamination  would
reasonably be expected to
      result  in  penalties,   fines,  claims  or  other
liabilities  to  the
      Consolidated Companies in amounts in excess of $2,500,000, either individually or in the aggregate.

            (c)   Except as set forth on Schedule  5.09(c),
the  Consolidated
      Companies  have obtained all necessary  governmental
permits,  licenses
      and approvals  which are material to the  operations
conducted on their
      respective  properties,   including  without
limitation,  all  required
      material permits, licenses and approvals for (i) the emission of air pollutants or contaminants, (ii) the treatment or pretreatment and discharge of waste water or storm water, (iii) the treatment, storage, disposal or generation of hazardous wastes, (iv) the withdrawal and usage of ground water or surface water, and (v) the disposal of solid wastes.

            Section V.10.  Insurance.  The  Consolidated
Companies  currently
maintain   insurance   with  respect  to  their   respective
properties  and
businesses,  with financially sound and reputable  insurers, having coverages
against  losses  or  damages  of the  kinds  customarily
insured  against  by
reputable  companies in the same or similar  businesses,
such insurance being
in amounts no less than those amounts  which are customary
for such  companies
under  similar  circumstances.   The  Consolidated
Companies  have  paid  all
material amounts of insurance premiums now due and owing with respect to such insurance policies and coverages, and such policies and coverages are in full force and effect.

            Section V.11.  No Default.  Except as set forth
on Schedule  5.11,
none of the Consolidated Companies is in default under or with respect to any
Contractual Obligation in any respect which default or defaults would be reasonably expected in the aggregate to have a Materially
Adverse Effect.


            Section V.12. No Burdensome Restrictions. Except as set forth on Schedule 5.12 or in any notice furnished to the Lenders and the Issuing
Bank pursuant to Section 6.07(k) at or prior to the respective times the representations and warranties set forth in this Section
5.12 are made or
deemed to be made hereunder, none of the Consolidated Companies is a party to or bound by any Contractual Obligation or Requirement of Law which has had or would reasonably be expected to have a Materially Adverse Effect.

            Section V.13.  Taxes.  Except as set forth on
Schedule 5.13,  each
of  the  Consolidated   Companies  have  filed  or  caused
to  be  filed  all
declarations,  reports and tax returns  which are required
to have been filed,
and  has  paid  all  taxes,  custom  duties,   levies,
charges  and  similar
contributions ("taxes" in this Section 5.13) shown to be due and payable on said returns or on any assessments made against it or its properties, and all other taxes, fees or other charges imposed on it or any of its properties by any governmental authority (other than those the amount or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided in its books); and no tax liens have been filed and, to the knowledge of
Borrower, no claims are being asserted with respect to any such taxes, fees or other charges.

            Section V.14.  Subsidiaries.  Except  as
disclosed  on  Schedule
5.01, on the date of this Agreement,  Borrower has no
Subsidiaries and neither
Borrower nor any Subsidiary is a joint venture  partner or
general  partner in
any partnership. Except as disclosed on Schedule 5.14 or in any notice furnished to the Lenders and the Issuing Bank pursuant to
Section  6.07(l) at
or prior to the respective times the representations and warranties set forth in this Section 5.14 are made or deemed to be made hereunder, Borrower has no
Material Subsidiaries.

            Section V.15.  Financial  Statements.  Borrower
has  furnished to
the Agent, the Co-Agent, the Issuing Bank and the Lenders:

            (a)   Audited Reports.  The audited
consolidated balance sheet as
      of  May  31,  1997  of  the  Consolidated   Companies
and  the  related
      consolidated statements of income, shareholders' equity and cash flows for the Fiscal Years then ended, including in each case the related schedules and notes, setting forth in each case in comparative form the figures for the previous Fiscal Year of the Consolidated Companies.
      The foregoing financial statements fairly present in all material respects the consolidated financial condition of the Consolidated
      Companies as at the dates thereof and results of operations for such periods in conformity with GAAP consistently applied;

            (b)   No  Material   Adverse   Change.   Since
the  date  of  the
      preparation of the financial statements set forth above, there have been no changes with  respect to the  Consolidated
Companies  which has
      had or would reasonably be expected to have a Materially Adverse
      Effect.


            Section V.16.  ERISA.  Except as disclosed on
Schedule  5.16 or in
any notice furnished to the Lenders and the Issuing Bank pursuant to Section
6.07(g) at or prior to the respective times the representations and warranties set forth in this Section 5.16 are made or deemed to be made hereunder:

            (1)   Identification   of   Plans.   None   of
the   Consolidated
Companies  nor  any  of  their  respective   ERISA
Affiliates   maintains  or
contributes to, or has during the past seven years maintained or contributed to, any Plan that is subject to Title IV of ERISA;

            (2)   Compliance.   Each  Plan  maintained  by
the   Consolidated
Companies have at all times been maintained, by their terms and in operation, in compliance with all applicable laws, and the Consolidated Companies are subject to no tax or penalty with respect to any Plan of such Consolidated
Company or any ERISA Affiliate thereof, including without limitation, any tax or penalty under Title I or Title IV of ERISA or under Chapter 43 of the Tax
Code, or any tax or penalty resulting from a loss of deduction under Sections
162, 404, or 419 of the Tax Code, where the failure to comply with such laws, and such taxes and penalties, together with all other liabilities referred to in this Section 5.16 (taken as a whole), would in the aggregate have a
Materially Adverse Effect;

            (3) Liabilities. The Consolidated Companies are subject to no liabilities (including withdrawal liabilities) with respect to any Plans of such Consolidated Companies or any of their ERISA Affiliates, including without limitation, any liabilities arising from Titles I or IV of ERISA, other than obligations to fund benefits under an ongoing Plan and to pay current contributions, expenses and premiums with respect to such Plans, where such liabilities, together with all other liabilities referred to in this Section 6.15 (taken as a whole), would in the aggregate have a
Materially Adverse Effect;


            (4)   Funding.  The  Consolidated  Companies
and, with respect to
any Plan which is subject to Title IV of ERISA, each of their respective
ERISA Affiliates, have made full and timely payment of all amounts (A) required to be contributed under the terms of each Plan and applicable law, and (B) required to be paid as expenses (including PBGC or other premiums) of each Plan, where the failure to pay such amounts (when taken as a whole, including any penalties attributable to such amounts) would have a Materially
Adverse  Effect.  No  Plan  subject  to  Title  IV  of
ERISA  (other  than  a
Multiemployer Plan) has an "amount of unfunded benefit liabilities" (as defined in Section 4001(a)(18) of ERISA), determined as if such Plan terminated on any date on which this representation and warranty is deemed made, in any amount which, together with all other liabilities referred to in this Section 5.16 (taken as a whole), would have a Materially Adverse Effect if such amount were then due and payable. None of the Consolidated Companies would be subject to withdrawal liability with respect to any Multiemployer
Plan, determined as if the event resulting in such withdrawal liability occurred on any date on which this representation is made or deemed to be made based on the most recent actuarial valuation data made available to employers participating in the Multiemployer Plan, in any amount which, together with all other liabilities referred to in this
Section 5.16 (taken
as a whole), would have a Materially Adverse Effect if such amounts were then due and payable. The Consolidated Companies are subject to no liabilities with respect to post-retirement medical benefits in any amounts which, together with all other liabilities referred to in this
Section 5.16 (taken
as a whole), would have a Materially Adverse Effect if such amounts were then due and payable.

            Section V.17. Patents, Trademarks, Licenses, Etc. Except as set forth on Schedule 5.17, (i) the Consolidated Companies have obtained and hold in full force and effect all material patents, trademarks, service marks, trade names, copyrights, licenses and other such rights, free from material burdensome restrictions, which are necessary for the operation of their respective businesses as presently conducted, and
(ii) to the best of
Borrower's knowledge, no product, process, method, service or other item presently sold by or employed by any Consolidated Company in connection with such business infringes any patents, trademark, service mark, trade name, copyright, license or other right owned by any other person and there is not presently pending, or to the knowledge of Borrower, threatened, any claim or litigation against or affecting any Consolidated Company contesting such
Person's right to sell or use any such product, process, method, substance or other item where the result of such failure to obtain and hold such benefits or such infringement would have a Materially Adverse Effect.

            Section V.18.  Ownership  of  Property.  Except
as set  forth  on
Schedule 5.18, each Consolidated Company has good and marketable fee simple title to or a valid leasehold interest in all of its real property and good title to, or a valid leasehold interest in, all of its other property, as such properties are reflected in the financial statements referred to in
Section 5.15(a), other than properties disposed of in the ordinary course of business since such date or as otherwise permitted by the terms of this
Agreement, subject to no Lien or title defect of any kind, except Permitted
Liens. The Consolidated Companies enjoy peaceful and undisturbed possession under all of their respective material leases.

            Section V.19. Indebtedness. As of the Closing Date, except for the Indebtedness set forth on Schedule 7.01, none of the Consolidated
Companies is an obligor in respect of any Indebtedness for borrowed money or any commitment to create or incur any Indebtedness for borrowed money.


            Section V.20.   Financial   Condition.   On  the
Closing   Date,
including without limitation, the use of the proceeds of the Loans as provided in Section 2.01, (i) the assets of each Credit Party at fair valuation and based on their present fair saleable value (including, without limitation, the fair and realistic value of any contribution or subrogation rights in respect of any Guaranty Agreement given by such Credit Party) will exceed such Credit Party's debts, including contingent liabilities (as such liabilities may be limited under the express terms of any Guaranty Agreement of such Credit Party), (ii) the remaining capital of such Credit Party will not be unreasonably small to conduct the Credit Party's business, and (iii) such Credit Party will not have incurred debts, or have intended to incur debts, beyond the Credit Party's ability to pay such debts as they mature.
For purposes of this Section 5.20, "debt" means any liability on a claim, and
"claim" means (a) the right to payment, whether or not such right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured, or (b) the right to an equitable remedy for breach of performance if such breach gives rise to a right to payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured, unmatured, disputed, undisputed, secured or unsecured.

            Section V.21.  Labor  Matters.  Except as set
forth in  Schedule
5.21 or in any notice furnished to the Lenders and the Issuing Bank pursuant to Section 6.07(k) at or prior to the respective times the representations and warranties set forth in this Section 5.21 are made or deemed to be made hereunder, the Consolidated Companies have experienced no strikes, labor disputes, slow downs or work stoppages due to labor disagreements which have had, or would reasonably be expected to have, a Materially Adverse Effect, and, to the best knowledge of Borrower, there are no such strikes, disputes, slow downs or work stoppages threatened against any Consolidated Company.
The hours worked and payment made to employees of the Consolidated Companies have not been in violation in any material respect of the Fair Labor
Standards Act or any other applicable law dealing with such matters. All payments due from the Consolidated Companies, or for which any claim may be made against the Consolidated Companies, on account of wages and employee health and welfare insurance and other benefits have been paid or accrued as liabilities on the books of the Consolidated Companies where the failure to pay or accrue such liabilities would reasonably be expected to have a
Materially Adverse Effect.

            Section V.22.  Payment  or   Dividend
Restrictions.   Except  as
described on Schedule 5.22, none of the Consolidated
Companies is party to or
subject to any agreement or understanding restricting or limiting the payment of any dividends or other distributions by any such Consolidated Company.

            Section V.23.  Sharing    Agreements.    Each
of   the   Sharing
Agreements is in full force and effect and no material default exists thereunder.

            Section V.24.  Disclosure.    No
representation   or   warranty
contained in this Agreement (including the Schedules attached hereto) or in any other document furnished from time to time pursuant to the terms of this
Agreement, contains or will contain any untrue statement of a material fact or omits or will omit to state any material fact necessary to make the statements herein or therein not misleading in any material respect as of the date made or deemed to be made. Except as may be set forth herein (including the Schedules attached hereto), there is no fact known to Borrower which has had, or is reasonably expected to have, a Materially Adverse Effect.


            Section V.25.    Year   2000    Compliant.
Borrower   and   its
Subsidiaries  shall be Year 2000 Compliant by December 31,
1999,  except where
a failure to be Year 2000 Compliant will not have a Materially Adverse Effect.


                                  ARTICLE VI.

                             AFFIRMATIVE COVENANTS

            So long as any Commitment remains in effect hereunder or any Note shall remain unpaid, Borrower will:

            Section VI.1.  Corporate  Existence,  Etc.
Preserve and maintain,
and cause each of its Material Subsidiaries to preserve and maintain, its corporate existence, its material rights, franchises, and licenses, and its material patents and copyrights (for the scheduled duration thereof), trademarks, trade names, and service marks, necessary or desirable in the normal conduct of its business, and its qualification to do business as a foreign corporation in all jurisdictions where it conducts business or other activities making such qualification necessary, where the failure to be so qualified would reasonably be expected to have a Materially Adverse Effect.

            Section VI.2.  Compliance with Laws, Etc.
Comply,  and cause each
of its Subsidiaries to comply with all Requirements of Law (including, without limitation, the Environmental Laws subject to the exception set forth in Section 5.09 where the penalties, claims, fines, and other liabilities resulting from noncompliance with such Environmental
Laws do not  involve
amounts in excess of $2,500,000 in the aggregate) and Contractual Obligations applicable to or binding on any of them where the failure to comply with such
Requirements of Law and Contractual Obligations would reasonably be expected to have a Materially Adverse Effect.

            Section VI.3.  Payment of Taxes and Claims,
Etc.  Pay,  and cause
each of its Subsidiaries to pay, (i) all taxes, assessments and governmental charges imposed upon it or upon its property, and (ii) all claims (including, without limitation, claims for labor, materials, supplies or services) which might, if unpaid, become a Lien upon its property, unless, in each case, the validity or amount thereof is being contested in good faith by appropriate proceedings and adequate reserves are maintained with respect thereto.

            Section VI.4.  Keeping  of  Books.  Keep,  and
cause  each of its
Subsidiaries to keep, proper books of record and account,
containing complete
and  accurate  entries  of  all  their   respective
financial  and  business
transactions.


            Section VI.5. Visitation, Inspection, Etc. Permit, and cause each of its Subsidiaries to permit, any representative of the Agent, the
Co-Agent, the Issuing Bank or any Lender to visit and inspect any of its property, to examine its books and records and to make copies and take extracts therefrom, and to discuss its affairs, finances and accounts with its officers, all at such reasonable times and as often as the Agent, the
Co-Agent, the Issuing Bank or such Lender may reasonably request.

            Section VI.6.  Insurance; Maintenance of
Properties.

            (a) Maintain or cause to be maintained with financially sound and reputable insurers, insurance with respect to its properties and business, and the properties and business of its Subsidiaries, against loss or damage of the kinds customarily insured against by reputable companies in the same or similar businesses, such insurance to be of such types and in such amounts as is customary for such companies under similar circumstances; provided, however, that in any event Borrower shall use its best efforts to maintain, or cause to be maintained, insurance in amounts and with coverages not materially less favorable to any Consolidated Company as in effect on the date of this Agreement.

            (b)   Cause,  and  cause  each of the
Consolidated  Companies  to
      cause, all properties used or useful in the conduct of its business to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, settlements and improvements thereof, all as in the judgment of Borrower may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

            Section VI.7.  Reporting  Covenants.  Furnish
to each  Lender and
the Issuing Bank:

            (a)   Annual  Financial  Statements.  As soon as
available  and in
      any  event  within  90 days  after  each  Fiscal  Year
End of  Borrower,
      balance  sheets  of the  Consolidated  Companies  as
at the  end of such
      year,  presented on a consolidated  basis, and the
related statements of
      income,  shareholders'  equity,  and  cash  flows  of
the  Consolidated
      Companies  for such Fiscal  Year,  presented  on a
consolidated  basis,
      setting  forth in each  case in  comparative  form the
figures  for the
      previous  Fiscal Year,  all in reasonable  detail and
accompanied  by a
      report  thereon of Ernst & Young,  L.L.P.  or other
independent  public
      accountants  of  comparable  recognized  national
standing,  which such
      report shall be  unqualified  as to going concern and
scope of audit and
      shall  state  that  such  financial  statements
present  fairly  in all
      material  respects the financial  condition as at the
end of such Fiscal
      Year  on a  consolidated  basis,  and  the  results
of  operations  and
      statements of cash flows of the  Consolidated
Companies for such Fiscal
      Year  in  accordance   with  GAAP  and  that  the
examination  by  such
      accountants in connection with such consolidated financial statements has been made in accordance with generally accepted auditing standards;


            (b)   Quarterly  Financial  Statements.  As soon
as available  and
      in any event  within 45 days  after the end of each
fiscal  quarter  of
      Borrower (other than the fourth fiscal  quarter),
balance sheets of the
      Consolidated  Companies  as at the end of such
quarter  presented  on a
      consolidated basis and the related  statements of
income,  shareholders'
      equity,  and cash flows of the  Consolidated
Companies  for such fiscal
      quarter and for the portion of  Borrower's  Fiscal
Year ended at the end
      of such  quarter,  presented on a  consolidated  basis
setting forth in
      each case in comparative form the figures for the
corresponding  quarter
      and the  corresponding  portion of Borrower's
previous Fiscal Year, all
      in  reasonable  detail and certified by the chief
financial  officer or
      principal   accounting   officer  of   Borrower   that
such   financial
      statements fairly present in all material respects the financial condition of the Consolidated Companies as at the end of such fiscal quarter on a consolidated basis, and the results of operations and statements of cash flows of the  Consolidated
Companies for such fiscal
      quarter and such portion of Borrower's Fiscal Year, in accordance with
      GAAP consistently applied (subject to normal year-end audit adjustments and the absence of certain footnotes);

            (c)   No   Default/Compliance   Certificate.
Together  with  the
      financial  statements  required  pursuant  to
subsections  (a)  and (b)
      above,  a  certificate  of the treasurer or chief
financial  officer of
      Borrower (i) to the effect that,  based upon a review
of the  activities
      of the Consolidated  Companies and such financial
statements during the
      period covered thereby,  there exists no Event of
Default and no Default
      under  this  Agreement,  or if there  exists  an Event
of  Default  or a
      Default  hereunder,  specifying  the  nature  thereof
and the  proposed
      response   thereto,   and  (ii)   demonstrating  in
reasonable   detail
      compliance as at the end of such Fiscal Year or such fiscal quarter with Section 6.08 and Sections 7.01 through 7.05;

            (d)   Notice of Default.  Promptly after any
Executive  Officer of
      Borrower has notice or knowledge of the occurrence of an Event of
      Default or a Default, a certificate of the chief financial officer or principal accounting officer of Borrower specifying the nature thereof and the proposed response thereto;

            (e)   Litigation.  Promptly  after  (i)  the
occurrence  thereof,
      notice of the institution of or any material adverse development in any material action, suit or proceeding or any governmental investigation or any arbitration, before any court or arbitrator or any governmental or administrative body, agency or official, against any Consolidated
      Company, or any material property of any thereof seeking money damages in excess of $2,500,000 or which, if adversely determined, would otherwise  reasonably be expected to have a Materially
Adverse  Effect,
      or (ii) actual knowledge thereof, notice of the threat of any such action, suit, proceeding, investigation or arbitration;


            (f)   Environmental  Notices.   Promptly  after
receipt  thereof,
      notice of any actual or alleged violation, or notice of any action, claim or request for information, either judicial or administrative, from any governmental authority relating to any actual or alleged claim, notice of potential responsibility under or violation of any
      Environmental Law, or any actual or alleged spill, leak, disposal or other release of any waste, petroleum product, or hazardous waste or
      Hazardous Substance by any Consolidated Company which could result in penalties, fines, claims or other liabilities to any Consolidated
      Company in amounts in excess of $2,500,000;

            (g)   ERISA.  (i)  Promptly  after  the
occurrence  thereof  with
      respect to any Plan of any  Consolidated  Company or
any ERISA Affiliate
      thereof,  or  any  trust  established   thereunder,
notice  of  (A)  a
      "reportable   event"   described  in  Section  4043
of  ERISA  and  the
      regulations   issued  from  time  to  time  thereunder
(other  than  a
      "reportable event" not subject to the provisions for 30-day notice to the PBGC under such regulations), or (B) any other event which could subject any Consolidated Company to any tax, penalty or liability under Title I or Title IV of ERISA or Chapter 43 of the Tax Code, or
      any tax or penalty resulting from a loss of deduction under Sections
      162, 404 or 419 of the Tax Code, where any such taxes, penalties or liabilities exceed or could exceed $2,500,000 in the aggregate;

                  (ii)  Promptly  after such  notice  must
be  provided to the
      PBGC, or to a Plan  participant,  beneficiary or
alternative  payee, any
      notice   required   under   Section   101(d),
302(f)(4),   303,   307,
      4041(b)(1)(A) or  4041(c)(1)(A) of ERISA or under
Section  401(a)(29) or
      412 of the Tax Code with respect to any Plan of any Consolidated
      Company or any ERISA Affiliate thereof;

                  (iii) Promptly  after  receipt,  any
notice  received by any
      Consolidated Company or any ERISA Affiliate thereof concerning the intent of the PBGC or any other governmental authority to terminate a
      Plan of such Company or ERISA Affiliate thereof which is subject to
      Title IV of ERISA, to impose any liability on such Company or ERISA
      Affiliate under Title IV of ERISA or Chapter 43 of the
Tax Code;

                  (iv)  Upon  the  request  of the  Agent,
promptly  upon the
      filing  thereof  with  the  Internal  Revenue  Service
("IRS")  or  the
      Department  of Labor  ("DOL"),  a copy of IRS Form
5500 or annual report
      for each Plan of any  Consolidated  Company or ERISA
Affiliate  thereof
      which is subject to Title IV of ERISA;

                  (v)   Upon the request of the Agent,  (A)
true and  complete
      copies  of  any  and  all   documents,   government
reports   and  IRS
      determination or opinion letters or rulings for any Plan of any
      Consolidated Company from the IRS, PBGC or DOL, (B) any reports filed with the IRS, PBGC or DOL with respect to a Plan of the Consolidated
      Companies or any ERISA Affiliate thereof, or (C) a current statement of withdrawal liability for each Multiemployer Plan of any Consolidated
      Company or any ERISA Affiliate thereof;


            (h)   Liens.  Promptly  upon  any  Consolidated
Company  becoming
      aware thereof, notice of the filing of any federal statutory Lien, tax or other state or local government Lien or any other Lien affecting their respective properties, other than Permitted
Liens;

            (i) Public Filings, Etc. Promptly upon the filing thereof or otherwise becoming available, copies of all financial statements, annual, quarterly and special reports, proxy statements and notices sent or made available generally by Borrower to its public security holders, of all regular and periodic reports and all registration statements and prospectuses, if any, filed by any of them with any securities exchange, and of all press releases and other statements made available generally to the public containing material developments in the business or financial condition of Borrower and the other
      Consolidated Companies;

            (j)   Accountants'   Reports.   Promptly  upon
receipt   thereof,
      copies of all financial statements of, and all reports submitted by, independent public accountants to Borrower in connection with each annual, interim, or special audit of Borrower's financial statements, including without limitation, the comment letter submitted by such accountants to management in connection with their annual audit;

            (k) Burdensome Restrictions, Etc. Promptly upon the existence or occurrence thereof, notice of the existence or occurrence of (i) any
      Contractual Obligation or Requirement of Law described in Section 5.12,
      (ii) failure of any Consolidated Company to hold in full force and effect those material trademarks, service marks, patents, trade names, copyrights, licenses and similar rights necessary in the normal conduct of its business, and (iii) any strike, labor dispute, slow down or work stoppage as described in Section 5.21;

            (l)   New  Material   Subsidiaries.   Within  30
days  after  the
      formation or acquisition of any Material Subsidiary,
or any other event
      resulting in the creation of a new  Material
Subsidiary,  notice of the
      formation  or   acquisition   of  such   Material
Subsidiary  or  such
      occurrence, including a description of the assets of such entity, the activities in which it will be engaged, and such other information as the Agent, the Co-Agent, the Issuing Bank and any of the Lenders may
      request;

            (m) Intercompany Asset Transfers. Promptly upon the occurrence thereof, notice of the transfer of any assets from any Credit Party to any other Consolidated Company that is not a Credit Party in any transaction or series of related transactions, where either the book value or the fair market value of such assets is greater than
      $2,500,000 (excluding sales or other transfers of assets in the ordinary course of business); and

            (n)   Other Information.  With reasonable
promptness,  such other
      information   about  the  Consolidated   Companies  as
the  Agent,  the
      Co-Agent, the Issuing Bank or any Lender may reasonably request from time to time.


            Section VI.8.   Financial Covenants.

            (a)   Fixed  Charge  Coverage.  Maintain a Fixed
Charge  Coverage
      Ratio at all times greater than 3.00:1.00, measured as of the last day of each fiscal quarter of the Borrower, commencing on the last day of the fiscal quarter ending on August 31, 1998, for the immediately preceding four quarters ending on such date.

            (b)   Leverage  Ratio.  Maintain a Leverage
Ratio at all times of
      not more than 3.00:1.0, measured as of the last day of each fiscal quarter of the Borrower, commencing on the last day of the fiscal quarter ending on August 31, 1998, for the immediately preceding four quarters ending on such date.

            Section VI.9.  Notices   Under    Certain
Other    Indebtedness.
Immediately upon its receipt thereof, Borrower shall furnish the Agent a copy of any notice received by it or any other Consolidated Company from the holder(s) of Indebtedness referred to in Section 7.01(b),
(c), (f), (g) or
(i) (or from any trustee, agent, attorney, or other party acting on behalf of such holder(s)) in an amount which, in the aggregate, exceeds $2,500,000, where such notice states or claims (i) the existence or occurrence of any default or event of default with respect to such Indebtedness under the terms of any indenture, loan or credit agreement, debenture, note, or other document evidencing or governing such Indebtedness, or
(ii) the existence or
occurrence of any event or condition which requires or permits holder(s) of any Indebtedness to exercise rights under any Change in Control Provision.

            Section VI.10. Additional    Credit   Parties
and    Collateral.
Promptly  after (i) the formation or  acquisition  of any
Material  Subsidiary
not listed on Schedule 5.14,  (ii) the transfer of assets to any  Consolidated
Company if notice thereof is required to be given pursuant
to Section  6.07(m)
and as a result  thereof  the  recipient  of such  assets
becomes a  Material
Subsidiary,  or  (iii)  the  occurrence  of any  other
event  creating  a new
Material  Subsidiary,  Borrower  shall  cause to be executed and  delivered a
Supplement  to  Subsidiary   Guaranty   Agreement   from
each  such  Material
Subsidiary,   together  with  related   corporate
authorization   documents,
organizational documents, secretary's certificates and opinions, all in form and substance satisfactory to the Agent and the Required Lenders.



                                 ARTICLE VII.

                              NEGATIVE COVENANTS

            So long as any Commitment remains in effect hereunder or any Note shall remain unpaid, Borrower will not and will not permit any Subsidiary to:

            Section VII.1. Indebtedness. Create, incur, assume, guarantee, suffer to exist or otherwise become liable on or with respect to, directly or indirectly, any Indebtedness, other than:

            (a) Indebtedness of the Borrower under this Agreement and of the Material Subsidiary of Borrower pursuant to the Guaranty Agreement;

            (b) Indebtedness outstanding or incurred on the Closing Date and described on Schedule 7.01

            (c) purchase money Indebtedness to the extent secured by a Lien permitted by Section 7.02(b) in an aggregate principal amount at any time outstanding not to exceed $5,000,000;

            (d)   unsecured  current  liabilities  (other
than liabilities for
      borrowed money or liabilities evidenced by promissory notes, bonds or similar instruments) incurred in the ordinary course of business and either (i) not more than 30 days past due, or (ii) being disputed in good faith by appropriate proceedings with reserves for such disputed liability maintained in conformity with GAAP;

            (e)   Indebtedness  of Borrower or any of its
Subsidiaries  under
      Interest Rate Contracts;

            (f)   Subordinated  Debt of the Borrower (but
not  Subsidiaries of
      the Borrower) expressly approved in writing by the Lenders;

            (g) Guarantees of advances to officers and employees in the ordinary course of business, or Guarantees otherwise disclosed to and approved in writing by the Agent and the Required
Lenders;

            (h) Endorsements of instruments for deposit or collection in the ordinary course of business;

            (i) Unsecured Indebtedness of the Borrower pursuant to short term lines of credit in an aggregate principal amount at any one time outstanding not to exceed $5,000,000;


            (j) Indebtedness with respect to letters of credit permitted by
      Section 7.05;

            (k)   Up to  $25,000,000  of additional
Indebtedness  at any time
      outstanding for the purpose of issuing variable or fixed rate demand notes or bonds for the benefit of Borrower or any of its Subsidiaries to finance one or more advanced culinary center.

            Section VII.2. Liens. Create, incur, assume or suffer to exist any Lien on any of its property now owned or hereafter acquired to secure any
Indebtedness other than:

            (a)   Liens   existing  on  the  Closing  Date
and  disclosed  on
      Schedule 7.02;

            (b)   any  Lien on any  property  and  proceeds
thereof  securing
      Indebtedness  permitted by Section  7.01(c) or 7.01(k)
above incurred or
      assumed  for the  purpose  of  financing  all or any
part of the cost of
      acquiring,  developing,  constructing,   installing
or  equipping  such
      property and any refinancing thereof, provided that such Lien does not extend to any other property (other than the proceeds of such property);

            (c) Liens for taxes not yet due, and Liens for taxes or Liens imposed by ERISA which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves are being maintained in accordance with GAAP;

            (d)    statutory   Liens  of  landlords  and
Liens  of  carriers,
      warehousemen, mechanics, materialmen and other Liens imposed by law and created in the ordinary course of business for amounts not yet due or which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves are being maintained in accordance with GAAP;

            (e)   Liens  incurred or deposits  made in the
ordinary  course of
      business  in  connection   with  workers'
compensation,   unemployment
      insurance and other types of social security, or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (exclusive of obligations for the payment of borrowed money);

            (f) zoning, easements and restrictions on the use of real
      property which do not materially impair the use of such property; and

            (g) rights in property reserved or vested in any governmental authority which do not materially impair the use of such property.



            Section VII.3. Mergers, Sales, Acquisitions.

            (a)   Merge or  consolidate  with any other
Person,  except  that
      this Section 7.03 shall not apply to:

                  (i)   any  merger  or  consolidation  of
Borrower  with any
            other  Person   provided   that  the  Borrower
is  the  surviving
            corporation after such merger or consolidation,

                  (ii)  any merger or  consolidation  of any
of the Borrower's
            Subsidiaries   with  any  other  Person
provided  that  any  such
            Subsidiary shall be the surviving corporation after such merger or consolidation, or

                  (iii) any merger between Subsidiaries of Borrower; or

            (b)    sell,   lease,   transfer  or  otherwise
dispose  of  its
      accounts, property or other assets (including capital stock of any
      Subsidiary of  Borrower),  except that this Section
7.03 shall not apply
      to:

                  (i)   any sale,  lease,  transfer  or
other  disposition  of
            assets of any Subsidiary of the Borrower to the Borrower or any
            of its Material Subsidiaries,

                  (ii)  sales of inventory in the ordinary
course of business
            of the Borrower and its Subsidiaries,

                  (iii) disposition  of equipment or
inventory  determined  in
            good faith to be obsolete or unusable by the Borrower or its
            Subsidiaries, or

                  (iv)  any other  sale of the  Borrower's
assets  during the
            term of this Agreement; provided that, such assets (x) have an aggregate book value, which when aggregated with all other such sales since the Closing Date, do not exceed seven and one-half percent (7.5%) of the aggregate book value of all of the
            Borrower's assets on the date of such transfer, and (y) when aggregated with all other assets of Borrower sold during such
            Fiscal Year, did not produce or otherwise account for more than ten percent (10%) of Consolidated EBITDA during the preceding
            Fiscal Year (or in the case of the first year of this Agreement, any of the four preceding fiscal quarters of the Borrower);

            (c)   purchase,  lease or  otherwise  acquire
for cash,  stock or
      other consideration, the stock of any Person or all or any substantial portion of the assets of any Person, unless such stock, assets or other considerations have fair market value in any one transaction less than
      $10,000,000,  or less than $20,000,000 in the
aggregate per Fiscal Year,
      and the Borrower provides to the Lenders the following information:


                  (i)   a  description  in  reasonable
detail  of the  assets
            proposed to be purchased in the transaction; and

                  (ii)  a certificate  by the Chief
Financial  Officer of the
            Borrower   stating   that  (1)  after   giving
effect  any  such
            transaction in this Section 7.03(c) the covenants described in
            Section  6.08  have been met and (2) that no
Default  or Event of
            Default will exist as a result of the
transaction;

provided,  however, that no transaction pursuant to clause
(a), clause (b)(i),
clause (b)(iv) or clause (c) above shall be permitted if any Default or Event of Default exists at the time of such transaction or would exist as a result of such transaction.

            Section VII.4. Investments, Loans, Etc. Make, permit or hold any
Investments in any Person, or otherwise acquire or hold any Subsidiaries, other than:

            (a)   Investments in  (i) Subsidiaries  of
Borrower existing as of
      the Closing Date, (ii) Material Subsidiaries with respect to which the
      Borrower has complied with Section 6.10,  and (iii)
Subsidiaries created
      or acquired thereafter in connection with any acquisition permitted by
      Section 7.03(c)  to the extent  permitted by
Section 7.03 in any Fiscal
      Year.

            (b)   Investments  in the  stock  or  other
assets  of any  other
      Person that is engaged in a business  permitted  by
Section  7.08 hereof
      that, as a result of such Investment, becomes a wholly-owned Subsidiary of Borrower (other than Hostile Acquisitions);
provided,  however, that
      the aggregate amount of Investments made pursuant to this subsection
      (b) shall not exceed, (x) in the case of the acquisition of the stock or assets of any Person or related Persons, an aggregate amount of
      $1,500,000, and (y) an aggregate amount of $5,000,000 during any Fiscal
      Year of the Borrower;

            (c)   marketable  direct  obligations  of the
United States or any
      agency thereof, or obligations guaranteed by the United States or any agency thereof, in each case supported by the full faith and credit of the United States and maturing within one year from the date of creation thereof;

            (d)   Investments  received in settlement of
Indebtedness  created
      in the ordinary course of business;


            (e)   marketable  direct  obligations  issued
by any state of the
      United States of America or any political subdivision of any such state or any public instrumentality thereof, the interest from which is exempt from Federal income taxes, maturing within one year from the date of acquisition thereof and either having as at any date of determination the one of the two highest ratings obtainable from either
      Standard & Poor's or Moody's;

            (f)   unsecured  commercial  paper,  the
interest  from  which is
      exempt from Federal income taxes, maturing no more than 270 days from the date of creation and having as at any date of determination either the highest rating obtainable from either Standard &
Poor's or Moody's;

            (g) commercial paper issued by corporations, each of which has a consolidated net worth of not less than $500,000,000, and conducts a substantial  portion of its  business  in the United
States of America,
      maturing no more than 365 days from the date of acquisition thereof and having as at any date of determination the highest rating obtainable from either Standard & Poor's or Moody's; and

            (h)   money market or similar  depository
accounts,  certificates
      of deposit or bankers  acceptances,  in each case
redeemable upon demand
      or  maturing  within  one year  from the  date of
acquisition  thereof,
      issued by  commercial  banks  incorporated  under the
laws of the United
      States of America  or any state  thereof or the
District  of  Columbia,
      provided  (x) each such bank has at any date of
determination  combined
      capital and surplus of not less than  $1,000,000,000
and a rating of its
      long-term debt of at least A by Standard & Poor's or at least A by
      Moody's or a long-term deposit rating of at least A issued by Standard
      & Poor's or at least A issued by Moody's, (y) the aggregate amount of all such certificates of deposit issued by such bank are fully insured at all times by the Federal Deposit Insurance Company;

provided  however,   notwithstanding  the  foregoing,  the
Borrower  and  any
Subsidiary may continue to own any Investment which (A) complied with the provisions of clauses (f), (g) or (h) at the time such Investment was made and (B) at any date of determination does not so comply solely because (x) such Investment no longer has the rating required from Standard & Poor's or
Moody's or (y) the bank having the money market or depository account or issuing the certificate of deposit or bankers acceptance ceases to have the required level of capital and surplus or to have a rating of its long-term debt of at least A by Standard & Poor's or at least A by Moody's or to have a long-term deposit rating of at least A by Standard & Poor's or at least A by Moody's, if, and for so long as, in the good faith judgment of the relevant
Executive Officer, no loss of the principal amount of such Investment would occur as the result of the Borrower or such Subsidiary continuing to own such
Investment to maturity. Nothing contained in the foregoing proviso shall be deemed to be applicable to any new or renewed Investment at the time such
Investment is made or renewed.


            Section VII.5. Letters of Credit.  Create,
incur, issue,  assume,
guarantee,  suffer to exist or otherwise  become liable on
or with respect to,
directly or indirectly,  letters of credit other than
Letters of Credit issued
pursuant to this  Agreement and letters of credit issued to
provide  credit or
liquidity  support,  or both in  connection  with
Indebtedness  permitted  by
Section 7.01(k),  where the  maximum  amount  available  to
be drawn under all
such letters of credit would exceed, at any one time
outstanding,  $20,000,000
in the aggregate.

            Section VII.6. Sale and Leaseback  Transactions.
Sell or transfer
any property,  real or personal,  whether now owned or
hereafter acquired, and
thereafter   rent  or  lease  such  property  or  other
property  which  any
Consolidated Company intends to use for substantially the same purpose or purposes as the property being sold or transferred.

            Section VII.7. Transactions with Affiliates.

            (a)   Enter   into  any   transaction   or
series   of   related
      transactions  which in the aggregate  would be
material,  whether or not
      in  the  ordinary  course  of  business,   with  any
Affiliate  of  any
      Consolidated Company (but excluding any Affiliate which is also a wholly-owned Subsidiary of Borrower and any compensation arrangement with an officer or director of the Borrower or any other Consolidated
      Company entered into in the ordinary course of business), other than on terms and conditions substantially as favorable to such Consolidated
      Company as would be  obtained by such  Consolidated
Company at the time
      in a comparable arm's-length transaction with a Person other than an
      Affiliate.

            (b)   Convey or transfer to any other Person
(including any other
      Consolidated Company) any real property, buildings, or fixtures used in the manufacturing or production operations of any Consolidated Company, or  convey  or  transfer  to any other  Consolidated
Company  any other
      assets (excluding conveyances or transfers in the ordinary course of business) if at the time of such conveyance or transfer any Default or
      Event of Default exists or would exist as a result of such conveyance or transfer.

            Section VII.8.  Changes in  Business.  Enter
into or engage in any
business which is substantially different from the business engaged in by the
Borrower and its Subsidiaries on the Closing Date.

            Section VII.9. ERISA. Take or fail to take any action with respect to any Plan of any Consolidated Company or, with respect to its ERISA
Affiliates, any Plans which are subject to Title IV of ERISA or to continuation health care requirements for group health plans under the Tax
Code, including without limitation (i) establishing any such Plan, (ii) amending any such Plan (except where required to comply with applicable law),
(iii)  terminating  or  withdrawing  from any such Plan, or
(iv)  incurring an
amount of unfunded benefit  liabilities,  as defined in
Section 4001(a)(18) of
ERISA, or any withdrawal liability under Title IV of ERISA with respect to any such Plan, which together with any other action or omission referred to in this Section 7.09 (taken as a whole) would have a Materially Adverse
Effect, without first obtaining the written approval of the Required Lenders.


            Section VII.10.   Limitation  on Payment
Restrictions  Affecting
Consolidated Companies. Create or otherwise cause or suffer to exist or become effective, any consensual encumbrance or restriction on the ability of any Consolidated Company to (i) pay dividends or make any other distributions on any stock of a Subsidiary of the Borrower, or (ii) pay any intercompany debt owed to Borrower or any other Consolidated Company, or (iii) transfer any of its property or assets to Borrower or any other Consolidated Company, except any consensual encumbrance or restriction existing as of the Closing
Date.

            Section VII.11.   Actions  Under  Certain
Documents.  Without the
prior written consent of the Required Lenders (i) modify, amend, cancel or rescind any agreements or documents evidencing or governing Subordinated Debt or intercompany debt, (ii) make any payment with respect to Subordinated
Debt, except that current interest accrued on such Subordinated Debt as of the date of this Agreement and all interest subsequently accruing thereon
(whether or not paid currently) may be paid unless a Default or Event of
Default has occurred and is continuing, (iii) voluntarily prepay any portion of intercompany debt, or (iv) amend or modify any of the Sharing Agreements to materially increase the obligations or liabilities of the Consolidated
Companies thereunder.

            Section VII.12.   Additional    Negative
Pledges.    Create   or
otherwise  cause  or  suffer  to  exist  or  become
effective,   directly  or
indirectly,  any  prohibition  or  restriction on the
creation or existence of
any Lien upon any asset of any  Consolidated  Company,
other than pursuant to
(i)  Section  7.02,  (ii) the  terms  of any  agreement,
instrument  or other
document  pursuant to which any Indebtedness  permitted by
Sections 7.01(k) or
7.02(b) is incurred by any Consolidated  Company,  so long
as such prohibition
or  restriction   (in  the  case  of   Indebtedness
permitted   pursuant  to
Section 7.02(b))  applies only to the property or asset
being financed by such
Indebtedness, and (iii) any requirement of applicable law or any regulatory authority having jurisdiction over any of the Consolidated Companies.

            Section VII.13.   Changes in Fiscal Year.
Change the  calculation
of the Fiscal Year of the Borrower.

            Section VII.14.   Issuance  of Stock by
Subsidiaries.  Permit any
Subsidiary (either directly or indirectly by the issuance of rights or options for, or securities convertible into such shares) to issue, sell or dispose of any shares of its stock of any class (other than directors' qualifying shares, if any) except to the Borrower or another
Subsidiary.

            Section VII.15.   Dividends.  In  any  Fiscal
Year  the  Borrower
shall not pay or declare dividends in an aggregate amount in excess of twenty percent (20%) of its Consolidated Net Income.


                                 ARTICLE VIII.

                               EVENTS OF DEFAULT

            Upon the  occurrence  and  during  the
continuance  of any of the
following specified events (each an "Event of Default"):

            Section VIII.1.    Payments.   Borrower   shall
fail   to   make
promptly when due (including, without limitation, by mandatory prepayment) any principal payment with respect to the Loans, or Borrower shall fail to make any payment of interest, fee or other amount payable hereunder within five (5) days of its due date;

            Section VIII.2.   Covenants  Without  Notice.
Borrower shall fail
to observe or perform any covenant or agreement contained in Sections 6.01,
6.05, 6.07, 6.08, 6.09 or Article VII;

            Section VIII.3.   Other   Covenants.   Borrower
shall   fail  to
observe or perform any covenant or agreement contained in this Agreement, other than those referred to in Sections 8.01 and 8.02, and, if capable of being remedied, such failure shall remain unremedied for 30 days after the earlier of (i) Borrower's obtaining knowledge thereof, or
(ii) written notice
thereof shall have been given to Borrower by Agent, the Co-
Agent,  the Issuing
Bank or any Lender;

            Section VIII.4.    Representations.    Any
representation    or
warranty made or deemed to be made by Borrower or any other Credit Party or by any of its officers under this Agreement or any other Credit Document
(including the Schedules attached thereto), or any certificate or other document submitted to the Agent, the Co-Agent, the Issuing Bank or the
Lenders by any such Person pursuant to the terms of this Agreement or any other Credit Document, shall be incorrect in any material respect when made or deemed to be made or submitted;

            Section VIII.5.   Non-Payments   of   Other
Indebtedness.    Any
Consolidated Company shall fail to make when due (whether at stated maturity, by acceleration, on demand or otherwise, and after giving effect to any applicable grace period) any payment of principal of or interest on any
Indebtedness (other than the Obligations)  exceeding
$2,500,000  individually
or in the aggregate;


            Section VIII.6.   Defaults  Under  Other
Agreements;  Change  In
Control Provisions. (a) Any Consolidated Company shall fail to observe or perform any covenants or agreements (whether or not waived) contained in any agreements or instruments relating to any of its Indebtedness exceeding
$500,000 individually or in the aggregate, or any other event shall occur if the effect of such failure or other event is to accelerate, or with notice or passage of time or both, to permit the holder of such Indebtedness or any other Person to accelerate, the maturity of such Indebtedness; or any such
Indebtedness shall be required to be prepaid (other than by a regularly scheduled required prepayment) in whole or in part prior to its stated maturity; or (b) any event or condition shall occur or exist which, pursuant to the terms of any Change in Control Provision, requires or permits the holder(s) of the Indebtedness subject to such Change in Control Provision to require that such Indebtedness be redeemed, repurchased, defeased, prepaid or repaid, in whole or in part, or the maturity of such Indebtedness to be accelerated;

            Section VIII.7.   Bankruptcy.   The   Borrower
or  any   Material
Subsidiary  shall  commence  a  voluntary  case  concerning
itself  under the
Bankruptcy Code or applicable  foreign bankruptcy laws; or
an involuntary case
for bankruptcy is commenced  against  Borrower or any
Material  Subsidiary and
the petition is not  controverted  within 10 days, or is not dismissed  within
60 days,  after  commencement  of the case;  or a custodian
(as defined in the
Bankruptcy Code) or similar official under applicable
foreign bankruptcy laws
is  appointed  for,  or takes  charge of, all or any
substantial  part of the
property of the  Borrower or any Material  Subsidiary;  or
the Borrower or any
Material  Subsidiary  commences  proceedings  of its own
bankruptcy  or to be
granted  a  suspension  of  payments  or  any  other
proceeding   under  any
reorganization,   arrangement,   adjustment   of  debt,
relief  of  debtors,
dissolution, insolvency or liquidation or similar law of any jurisdiction, whether now or hereafter in effect, relating to the Borrower or any Material
Subsidiary or there is commenced against the Borrower or any Material
Subsidiary any such proceeding which remains undismissed for a period of 60 days; or the Borrower or any Material Subsidiary is adjudicated insolvent or bankrupt; or any order of relief or other order approving any such case or proceeding is entered; or the Borrower or any Material Subsidiary suffers any appointment of any custodian or the like for it or any substantial part of its property to continue undischarged or unstayed for a period of 60 days; or the Borrower or any Material Subsidiary makes a general assignment for the benefit of creditors; or the Borrower or any Material Subsidiary shall fail to pay, or shall state that it is unable to pay, or shall be unable to pay, its debts generally as they become due; or the Borrower or any Material
Subsidiary shall call a meeting of its creditors with a view to arranging a composition or adjustment of its debts; or the Borrower or any Material
Subsidiary shall by any act or failure to act indicate its consent to, approval of or acquiescence in any of the foregoing; or any corporate action is taken by the Borrower or any Material Subsidiary for the purpose of effecting any of the foregoing;

            Section VIII.8.   ERISA. A Plan of either a
Consolidated  Company
or of any of its ERISA Affiliates which is subject to Title
IV of ERISA:

         (i)      shall  fail to be  funded  in  accordance
with the  minimum
                  funding  standard  required by applicable
law, the terms of
                  such Plan,  Section  412 of the Tax Code
or  Section  302 of
                  ERISA  for any plan  year or a waiver  of
such  standard  is
                  sought  or   granted   with   respect  to
such  Plan  under
                  applicable law, the terms of such Plan or Section 412 of
                  the Tax Code or Section 303 of ERISA; or


        (ii) is being, or has been, terminated or the subject of
                  termination  proceedings  under
applicable law or the terms
                  of such Plan; or

       (iii) shall require a Consolidated Company to provide security under applicable law, the terms of such Plan, Section 401
                  or 412 of the Tax Code or Section 306 or 307 of ERISA; or

        (iv)      results  in a  liability  to a
Consolidated  Company  under
                  applicable  law,  the  terms  of such
Plan,  or Title IV of
                  ERISA;

and there shall result from any such failure, waiver, termination or other event described in clauses (i) through (iv) above a liability to the PBGC or a Plan that would have a Materially Adverse Effect;

            Section VIII.9.   Judgments.  Judgments  or
orders for the payment
of money in excess of $2,500,000 individually or in the aggregate or otherwise having a Materially Adverse Effect shall be rendered against
Borrower or any other Consolidated Company and such judgment or order shall continue unsatisfied (in the case of a money judgment) and in effect for a period of 30 days during which execution shall not be effectively stayed or deferred (whether by action of a court, by agreement or otherwise);

            Section VIII.10.  Ownership of Credit  Parties.
If Borrower shall
at any time fail to own and control the shares of Voting Stock of any
Guarantor which it owned or controlled at the time such Guarantor became a
Credit Party hereunder other than due to sale of the Voting Stock of such
Guarantor permitted pursuant to Section 7.03 hereof;

            Section VIII.11.  Change  in  Control  of
Borrower.  (x) With the
exception of Morrison  prior to the Closing Date,  any
person or group (within
the meaning of Rule 13d-5 of the  Securities  and  Exchange
Commission  as in
effect on the date hereof) shall become the owner,
beneficially or of record,
of shares  representing  more than twenty-five  percent
(25%) of the aggregate
ordinary voting power represented by the issued and
outstanding  capital stock
of the  Borrower,  or (y) a change in the board of
directors  of the Borrower
shall occur such that the  individuals  who constituted the
board of directors
of the Borrower at the beginning of the two-year period
immediately  preceding
such change  (together  with any other director whose
election by the board of
directors   of  the  Borrower  or  whose   nomination   for
election  by  the
shareholders of the Borrower was approved by a vote of at least a majority of the directors then in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the directors then in office; or


            Section VIII.12.  Default Under Other Credit
Documents;  Sharing
Agreements. (x) There shall exist or occur any "Event of Default" as provided under the terms of any other Credit Document, or any Credit Document ceases to be in full force and effect or the validity or enforceability thereof is disaffirmed by or on behalf of Borrower or any other Credit Party, or at any time it is or becomes unlawful for Borrower or any other Credit
Party to perform or comply with its material obligations under any Credit
Document, or the material obligations of Borrower or any other Credit Party under any Credit Document are not or cease to be legal, valid and binding on
Borrower or any such Credit Party; or (y) any party to the Sharing Agreements shall default with respect to its covenants or obligations thereunder where such default results in a Materially Adverse Effect with respect to the
Credit Parties;

then, and in any such event, and at any time thereafter if any Event of
Default shall then be continuing, the Agent may, and upon the written or telex request of the Required Lenders, shall, take any or all of the following actions, without prejudice to the rights of the Agent, the
Co-Agent, the Issuing Bank, any Lender or the holder of any Note to enforce its claims against Borrower or any other Credit Party:
(i)  declare  all
Commitments terminated, whereupon the Commitments of each Lender shall terminate immediately and any commitment fee shall forthwith become due and payable without any other notice of any kind; (ii) declare the principal of and any accrued interest on the Loans, and all other Obligations owing hereunder to be, whereupon the same shall become, forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; provided, that, if an Event of
Default specified in Section 8.07 shall occur, the result which would occur upon the giving of notice by the Agent to any Credit Party, shall occur automatically without the giving of any such notice, and
(iii) may exercise
any other rights or remedies available under the Credit Documents, at law or in equity.

                                  ARTICLE IX.

                                   THE AGENT

            Section IX.1.  Appointment  of Agent.  The
Issuing  Bank and each
Lender  hereby  designates   SunTrust  as  Agent  to
administer  all  matters
concerning the Loans and Letters of Credit and to act as herein specified.
The Issuing Bank and each Lender hereby irrevocably authorizes, and each holder of any Note by the acceptance of a Note shall be deemed irrevocably to authorize, the Agent to take such actions on its behalf under the provisions of this Agreement, the other Credit Documents, and all other instruments and agreements referred to herein or therein, and to exercise such powers and to perform such duties hereunder and thereunder as are specifically delegated to or required of the Agent by the terms hereof and thereof and such other powers as are reasonably incidental thereto. The Agent may perform any of its duties hereunder by or through their agents or employees.


            Section IX.2.  Authorization   of  Agent  with
Respect  to  the
Security Documents. (a) The Issuing Bank and each Lender hereby authorizes the Agent to enter into each of the Security Documents substantially in the form attached hereto, and to take all action contemplated thereby. All rights and remedies under the Security Documents may be exercised by the
Agent for the benefit of the Agent, the Issuing Bank and the Lenders and the other beneficiaries thereof upon the terms thereof. The Issuing Bank and the
Lenders further agree that the Agent may assign its rights and obligations under any of the Security Documents to any affiliate of the Agent or to any trustee, if necessary or appropriate under applicable law, which assignee in each such case shall (subject to compliance with any requirements of applicable law governing the assignment of such Security Documents) be entitled to all the rights of the Agent under and with respect to the applicable Security Document.

            (b) In each circumstance where, under any provision of any
Security Document, the Agent shall have the right to grant or withhold any consent, exercise any remedy, make any determination or direct any action by the Agent under such Security Document, the Agent shall act in respect of such consent, exercise of remedies, determination or action, as the case may be, with the consent of and at the direction of the Required Lenders;
provided, however, that no such consent of the Required Lenders shall be required with respect to any consent, determination or other matter that is, in the Agent's judgment, ministerial or administrative in nature. In each circumstance where any consent of or direction from the Required Lenders is required, the Agent shall send to the Issuing Bank and the Lenders a notice setting forth a description in reasonable detail of the matter as to which consent or direction is requested and the Agent's proposed course of action with respect thereto. In the event the Agent shall not have received a response from any Lender or the Issuing Bank within five
(5)  Business  Days
after such Lender's or the Issuing Bank's receipt of such notice, such Lender or the Issuing Bank shall be deemed to have agreed to the course of action proposed by the Agent.

            Section IX.3. Nature of Duties of Agent. The Agent shall have no duties or responsibilities except those expressly set forth in this
Agreement and the other Credit Documents. None of the Agent nor any of its respective officers, directors, employees or agents shall be liable for any action taken or omitted by it as such hereunder or in connection herewith, unless caused by its or their gross negligence or willful misconduct. The duties of the Agent shall be ministerial and administrative in nature; the
Agent shall not have by reason of this Agreement a fiduciary relationship in respect of any Lender or the Issuing Bank; and nothing in this Agreement, express or implied, is intended to or shall be so construed as to impose upon the Agent any obligations in respect of this Agreement or the other Credit
Documents except as expressly set forth herein.

            Section IX.4.  Lack of Reliance on the Agent.


            (a)   Independently  and  without  reliance
upon the Agent,  each
      Lender and the Issuing Bank, to the extent each deems appropriate, has made and shall continue to make (i) its own independent investigation of the financial condition and affairs of the Credit Parties in connection with the taking or not taking of any action in connection herewith, and (ii) its own appraisal of the creditworthiness of the
      Credit Parties, and, except as expressly provided in this Agreement, the Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Lender or the Issuing Bank with any credit or other information with respect thereto, whether coming into its possession before the making of the Loans or the issuance of the
      Letters of Credit or at any time or times thereafter.

            (b) The Agent shall not be responsible to any Lender or the
      Issuing Bank for any recitals, statements, information, representations or warranties herein or in any document, certificate or other writing delivered in connection herewith or for the execution, effectiveness, genuineness, validity, enforceability, collectibility, priority or sufficiency of this Agreement, the Notes, the Guaranty Agreement or any other documents contemplated hereby or thereby, or the financial condition of the Credit Parties, or be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement, the Notes, the Guaranty
      Agreement or the other documents contemplated hereby or thereby, or the financial condition of the Credit Parties, or the existence or possible existence of any Default or Event of Default.

            Section IX.5.  Certain  Rights of the  Agent.
If the Agent  shall
request instructions from the Required Lenders with respect to any action or actions (including the failure to act) in connection with this Agreement, the
Agent shall be entitled to refrain from such act or taking such act, unless and until the Agent shall have received instructions from the Required
Lenders; and the Agent shall not incur liability in any Person by reason of so refraining. Without limiting the foregoing, no Lender or the Issuing Bank shall have any right of action whatsoever against the Agent as a result of the Agent acting or refraining from acting hereunder in accordance with the instructions of the Required Lenders.

            Section IX.6. Reliance by Agent. The Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, statement, certificate, telex, teletype or telecopier message, cable gram, radiogram, order or other documentary, teletransmission or telephone message believed by it to be genuine and correct and to have been signed, sent or made by the proper Person. The Agent may consult with legal counsel (including counsel for any Credit Party), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.


            Section IX.7.  Indemnification  of Agent.  To
the extent the Agent
is not reimbursed  and  indemnified  by the Credit  Parties, each Lender will
reimburse  and  indemnify  the  Agent,  ratably  according
to the  respective
amounts of the Loans  outstanding  under all Commitments (or if no amounts are
outstanding,  ratably in accordance with the Commitments),
in either case, for
and against any and all liabilities,  obligations, losses,
damages, penalties,
actions,  judgments,  suits,  costs,  expenses  (including
counsel  fees  and
disbursements)  or disbursements of any kind or nature
whatsoever which may be
imposed  on,  incurred  by or asserted  against  the Agent
in  performing  its
duties  hereunder,  in any way relating to or arising out of this Agreement or
the other Credit Documents;  provided that no Lender or the
Issuing Bank shall
be  liable  to the Agent for any  portion  of such
liabilities,  obligations,
losses,  damages,  penalties,  actions,  judgments,  suits,
costs, expenses or
disbursements   resulting  from  the  Agent's  gross
negligence  or  willful
misconduct.

            Section IX.8.  The  Agent  in  its   Individual
Capacity.   With
respect to its obligation to lend under this Agreement, the Loans made by it and the Notes issued to it, the Agent shall have the same rights and powers hereunder as any other Lender or holder of a Note and may exercise the same as though it were not performing the duties specified herein; and the terms
"Lenders", "Required Lenders", "holders of Notes", or any similar terms shall, unless the context clearly otherwise indicates, include the Agent in its individual capacity. The Agent may accept deposits from, lend money to, and generally engage in any kind of banking, trust, financial advisory or other business with the Consolidated Companies or any affiliate of the
Consolidated Companies as if it were not performing the duties specified herein, and may accept fees and other consideration from the Consolidated
Companies for services in connection with this Agreement and otherwise without having to account for the same to the Lenders or the Issuing Bank.

            Section IX.9.  Holders  of  Notes.  The  Agent
may deem and treat
the payee of any Note as the owner thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof shall have been filed with the Agent. Any request, authority or consent of any Person who, at the time of making such request or giving such authority or consent, is the holder of any Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

            Section IX.10. Successor Agent.


            (a)   The Agent may  resign at any time by
giving  written  notice
      thereof  to the  Lenders,  the  Issuing  Bank  and
Borrower  and may be
      removed  at any time  with or  without  cause by the
Required  Lenders;
      provided,  however,  the Agent  may not  resign  or be
removed  until a
      successor  Agent  has  been  appointed  and  shall
have  accepted  such
      appointment.   Upon  any  such  resignation  or
removal,  the  Required
      Lenders  shall have the right to appoint a  successor
Agent  subject to
      Borrower's  prior  written  approval.  If no successor
Agent shall have
      been so appointed by the Required Lenders, and shall have accepted such appointment,  within 30 days after the retiring
Agent's giving of notice
      of resignation or the Required Lenders' removal of the retiring Agent, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent subject to Borrower's prior written approval, which shall be a bank which maintains an office in the United States, or a commercial bank organized under the laws of the United States of
      America or any State thereof, or any Affiliate of such bank, having a combined capital and surplus of at least
$1,000,000,000.

            (b)   Upon  the  acceptance  of  any
appointment  as  the  Agent
      hereunder by a successor  Agent,  such successor
Agent shall  thereupon
      succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article IX shall inure to its benefit as to any actions taken or omitted to be taken by it while it was an Agent under this Agreement.

                                  ARTICLE X.

                                 MISCELLANEOUS

            Section X.1.   Notices.   All   notices,
requests   and   other
communications  to any party  hereunder  shall be in writing
(including  bank
wire,  telex,  telecopy or similar  teletransmission  or
writing) and shall be
given to such party at its address or applicable
teletransmission  number set
forth on the  signature  pages  hereof,  or such other
address or  applicable
teletransmission  number as such party may hereafter
specify by notice to the
Agent and Borrower.  Each such notice,  request or other
communication  shall
be  effective  (i) if given by telex,  when such telex is
transmitted  to the
telex  number  specified  in this Section and the
appropriate  answerback  is
received,  (ii) if  given  by  mail,  72 hours  after  such
communication  is
deposited  in the  mails  with  first  class  postage
prepaid,  addressed  as
aforesaid,  (iii) if given by telecopy,  when such telecopy
is  transmitted to
the  telecopy   number   specified   in  this  Section  and
the   appropriate
confirmation is received, or (iv) if given by any other means (including, without limitation, by air courier), when delivered or received at the address specified in this Section; provided that notices to the Agent shall not be effective until received.


            Section X.2.   Amendments,  Etc.  No  amendment
or  waiver of any
provision of this Agreement or the other Credit Documents,
nor consent to any
departure  by any  Credit  Party  therefrom,  shall in any
event be  effective
unless the same shall be in writing and signed by the
Required  Lenders  (and
in the case of any  amendment,  the applicable  Credit
Party),  and then such
waiver or consent  shall be effective  only in the  specific instance and for
the specific  purpose for which given;  provided that no
amendment,  waiver or
consent  shall,  unless  in  writing  and  signed by all the
Lenders  and the
Issuing  Bank to do any of the  following:  (i)  waive  any
of the  conditions
specified  in  Section  4.01  or  4.02,   (ii)  increase
the  Commitments  or
contractual obligations of the Lenders or the Issuing Bank to Borrower under this Agreement, (iii) reduce the principal of, or interest on, the Notes or any fees hereunder, (iv) postpone any date fixed for the payment in respect of principal of, or interest on, the Notes or any fees hereunder, (v) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number or identity of Lenders which shall be required for the Lenders or any of them to take any action hereunder, (vi) agree to release any Guarantor from its obligations under any Guaranty Agreement,
(vii)  modify the  definition  of "Required  Lenders,"  or
(viii)  modify this
Section 10.02. Notwithstanding the foregoing, no amendment, waiver or consent shall, unless in writing and signed by the Agent and the Co-Agent, in addition to the Lenders and the Issuing Bank required hereinabove to take such action, affect the rights or duties of the Agent under this Agreement or under any other Credit Document.

            Section X.3.   No  Waiver;  Remedies
Cumulative.  No  failure  or
delay on the part of the Agent, the Co-Agent, any Lender, the Issuing Bank or any holder of a Note in exercising any right or remedy hereunder or under any other Credit Document, and no course of dealing between any Credit Party and the Agent, any Lender, the Issuing Bank or the holder of any Note shall operate as a waiver thereof, nor shall any single or partial exercise of any right or remedy hereunder or under any other Credit Document preclude any other or further exercise thereof or the exercise of any other right or remedy hereunder or thereunder. The rights and remedies herein expressly provided are cumulative and not exclusive of any rights or remedies which the
Agent, the Co-Agent, any Lender, the Issuing Bank or the holder of any Note would otherwise have. No notice to or demand on any Credit Party not required hereunder or under any other Credit Document in any case shall entitle any Credit Party to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Agent, the
Co-Agent, the Lenders, the Issuing Bank or the holder of any Note to any other or further action in any circumstances without notice or demand.

            Section X.4.   Payment of Expenses, Etc.
Borrower shall:

                  (i)   whether or not the  transactions
hereby  contemplated
               are consummated,  pay all reasonable,  out-of-
pocket  costs and
               expenses of the Agent in the  administration
(both  before and
               after the execution  hereof and including
reasonable  expenses
               actually  incurred  relating  to  advice of
counsel  as to the
               rights and duties of the Agent, the Co-Agent,
the Issuing Bank
               and the Lenders  with respect  thereto)  of,
and in  connection
               with the preparation,  execution and delivery
of,  preservation
               of rights under,  enforcement of, and, after
a Default or Event
               of Default,  refinancing,  renegotiation or
restructuring  of,
               this   Agreement  and  the  other  Credit
Documents  and  the
               documents  and  instruments   referred  to
therein,   and  any
               amendment, waiver or consent relating thereto (including,
               without limitation, the reasonable fees actually incurred and disbursements of counsel for the Agent), and in the case of enforcement of this  Agreement or any Credit
Document after an
               Event of Default, all such reasonable, out-of-pocket costs and expenses (including, without limitation, the reasonable fees actually  incurred and reasonable
disbursements and changes of
               counsel), for any of the Lenders or the
Issuing Bank;


                  (ii)  subject,   in  the  case  of
certain  Taxes,  to  the
               applicable provisions of Section 3.07(b), pay and hold each of the Lenders and the Issuing Bank harmless from and against any and all  present  and  future  stamp,
documentary,  and  other
               similar  Taxes with  respect to this
Agreement,  the Notes and
               any other Credit Documents, any collateral described therein, or any payments due thereunder, and save the Issuing Bank and each Lender harmless from and against any and all liabilities with respect to or resulting from any delay or omission to pay such Taxes; and

                  (iii) indemnify the Agent,  the  Co-Agent,
the Issuing Bank
               and each  Lender,  and their  respective
officers,  directors,
               employees,  representatives  and agents from,
and hold each of
               them harmless against, any and all costs,
losses,  liabilities,
               claims,  damages or expenses  incurred by any
of them  (whether
               or  not  any  of  them  is  designated  a
party  thereto)  (an
               "Indemnitee")   arising   out   of  or   by
reason   of   any
               investigation,  litigation or other
proceeding  related to any
               actual or proposed  use of the  proceeds of
any of the Loans or
               any  Credit  Party's   entering  into  and
performing  of  the
               Agreement,   the  Notes,   or  the  other
Credit   Documents,
               including,  without  limitation,  the
reasonable  fees actually
               incurred and  disbursements  of counsel
incurred in connection
               with any such  investigation,  litigation or
other  proceeding;
               provided,   however,   Borrower   shall  not
be  obligated  to
               indemnify any Indemnitee for any of the foregoing arising out of such Indemnitee's gross negligence or willful misconduct;

                  (iv)  without   limiting  the
indemnities   set  forth  in
               subsection  (iii) above,  indemnify each
Indemnitee for any and
               all  expenses   and  costs   (including
without   limitation,
               remedial,     removal,    response,
abatement,     cleanup,
               investigative,  closure and monitoring
costs),  losses,  claims
               (including  claims for  contribution or
indemnity and including
               the cost of  investigating  or defending  any
claim and whether
               or not such claim is  ultimately  defeated,
and  whether  such
               claim  arose  before,   during  or  after
any  Credit  Party's
               ownership,  operation,  possession  or
control of its business,
               property  or  facilities  or  before,  on  or
after  the  date
               hereof,  and including also any amounts paid
incidental to any
               compromise or settlement by the  Indemnitee
or  Indemnitees  to
               the  holders  of  any  such  claim),
lawsuits,   liabilities,
               obligations,    actions,   judgments,
suits,   disbursements,
               encumbrances,  liens,  damages  (including
without  limitation
               damages   for   contamination   or
destruction   of   natural
               resources),   penalties   and  fines  of  any
kind  or  nature
               whatsoever  (including  without  limitation
in all  cases  the
               reasonable   fees   actually   incurred,
other   charges  and
               disbursements  of counsel in  connection
therewith)  incurred,
               suffered or sustained by that  Indemnitee
based upon,  arising
               under or relating to  Environmental  Laws
based on, arising out
               of or  relating  to in  whole  or in  part,
the  existence  or
               exercise  of any rights or  remedies  by any
Indemnitee  under
               this  Agreement,  any  other  Credit
Document  or any  related
               documents.


      If and to the extent that the obligations of Borrower under this
      Section 10.04 are unenforceable for any reason, Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under applicable law.

            Section X.5.   Right  of  Setoff.   In  addition
to  and  not  in
limitation of all rights of offset that any Lender, the Issuing Bank or other holder of a Note may have under applicable law, each Lender, Issuing Bank or other holder of a Note shall, upon the occurrence of any Event of Default and whether or not such Lender, Issuing Bank or such holder has made any demand or any Credit Party's obligations have matured, have the right to appropriate and apply to the payment of any Credit Party's obligations hereunder and under the other Credit Documents, all deposits of any Credit Party (general or special, time or demand, provisional or final) then or thereafter held by and other indebtedness or property then or thereafter owing by such Lender, the Issuing Bank or other holder to any Credit Party, whether or not related to this Agreement or any transaction hereunder.

            Section X.6.   Benefit of Agreement;
Assignments; Participations.

            (a) This Agreement shall be binding upon and inure to the
      benefit of and be enforceable by the respective successors and assigns of the parties hereto, provided that Borrower may not assign or transfer any of its interest hereunder without the prior written consent of the Lenders and the Issuing Bank.

            (b)   Any Lender may make,  carry or transfer
Loans at, to or for
      the account of, any of its branch offices or the office of an Affiliate of such Lender.


            (c)    Each  Lender  and  may  assign  all  or a
portion  of  its
      interests,  rights and obligations  under this
Agreement  (including all
      or a portion of any of its  Commitments  and the Loans
at the time owing
      to it and the  Notes  held by it) to any  Eligible
Assignee;  provided,
      however,  that (i) the  Borrower  and the Agent each
must give its prior
      written  consent  to  such  assignment   (which
consent  shall  not  be
      unreasonably   withheld  or  delayed)   unless  such
assignment  is  an
      Affiliate of the  assigning  Lender or unless (in the
case of Borrower's
      consent) an Event of Default has occurred and is
continuing  hereunder,
      (ii) the amount of the  Commitments  of the assigning
Lender subject to
      each   assignment   (determined  as  of  the  date
the  assignment  and
      acceptance  with respect to such  assignment  is
delivered to the Agent)
      shall  not be less  than an  amount  equal  to
$10,000,000  or  greater
      integral  multiplies  of  $1,000,000  unless  such
assignment  is to an
      Affiliate  of the  assigning  Lender  or such  Lender
is  assigning  it
      commitment  in its entirety,  (iii) the parties to
each such  assignment
      shall  execute and deliver to the Agent an  Assignment
and  Acceptance,
      together with a Note or Notes  subject to such
assignment  and,  unless
      such  assignment  is to an Affiliate of such  Lender,
a processing  and
      recordation  fee of $3,000.  Borrower shall not be
responsible  for such
      processing and recordation fee or any costs or
expenses  incurred by any
      Lender or the Agent in connection with such
assignment.  From and after
      the effective date specified in each  Assignment and
Acceptance,  which
      effective  date  shall be at least  five (5)  Business
Days  after  the
      execution thereof,  the assignee  thereunder shall be
a party hereto and
      to  the  extent  of  the  interest   assigned  by
such  Assignment  and
      Acceptance, have the rights and obligations of a Lender under this
      Agreement. Within five (5) Business Days after receipt of the notice and the Assignment and Acceptance, Borrower shall execute and deliver to the Agent, in exchange for the surrendered Note or Notes, a new Note or Notes to the order of such assignee in a principal amount equal to the applicable Commitments assumed by it pursuant to such Assignment and Acceptance and new Note or Notes to the assigning Lender in the amount  of its  retained  Commitment  or  Commitments.
Such new Note or
      Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the date of the surrendered Note or Notes which they replace, and shall otherwise be in substantially the form attached hereto.

            (d)   Each  Lender  may,  without  the  consent
of Borrower or the
      Agent,  sell  participations  to one or more banks or
other  entities in
      all or a portion  of its  rights and  obligations
under this  Agreement
      (including all or a portion of its  Commitments in the
Loans owing to it
      and the Notes held by it),  provided,  however,  that
(i) such  Lender's
      obligations  under this  Agreement  shall  remain
unchanged,  (ii) such
      Lender shall remain solely  responsible  to the other
parties hereto for
      the performance of such  obligations,  (iii) the
participating  bank or
      other  entity shall not be entitled to the benefit
(except  through its
      selling Lender) of the cost protection  provisions
contained in Article
      III of this  Agreement,  and  (iv)  Borrower  and the
Agent  and  other
      Lenders  shall  continue to deal solely and directly
with each Lender in
      connection  with  such  Lender's  rights  and
obligations   under  this
      Agreement and the other Credit Documents, and such Lender shall retain the sole right to enforce the obligations of Borrower relating to the
      Loans and to approve any amendment, modification or waiver of any provisions of this Agreement. Each Lender shall promptly notify in writing the Agent and the Borrower of any sale of a participation hereunder.


            (e)   Any  Lender  or  participant  may,  in
connection  with the
      assignment or  participation  or proposed  assignment
or  participation,
      pursuant to this  Section,  disclose to the assignee
or  participant  or
      proposed  assignee or participant any  information
relating to Borrower
      or the other  Consolidated  Companies  furnished to
such Lender by or on
      behalf of Borrower or any other  Consolidated
Company.  With respect to
      any disclosure of  confidential,  non-public,
proprietary  information,
      such  proposed   assignee  or   participant   shall
agree  to  use  the
      information  only  for  the  purpose  of  making  any
necessary  credit
      judgments  with  respect  to  this  credit  facility
and not to use the
      information  in any  manner  prohibited  by any law,
including  without
      limitation,  the  securities  laws of the United
States.  The  proposed
      participant  or  assignee  shall  agree  not to
disclose  any  of  such
      information except (i) to directors,  employees,
auditors or counsel to
      whom it is  necessary  to show such  information,
each of whom shall be
      informed  of the  confidential  nature of the
information,  (ii) in any
      statement  or  testimony  pursuant  to a subpoena or
order by any court,
      governmental  body or other  agency  asserting
jurisdiction  over  such
      entity, or as otherwise  required by law (provided
prior notice is given
      to Borrower and the Agent unless  otherwise
prohibited by the subpoena,
      order or law),  and (iii) upon the  request or demand
of any  regulatory
      agency or authority with proper  jurisdiction.  The
proposed participant
      or  assignee  shall  further  agree to  return  all
documents  or other
      written  material  and copies  thereof  received  from
any  Lender,  the
      Agent,   the  Co-Agent  or  Borrower   relating  to
such   confidential
      information unless otherwise properly disposed of by such entity.

            (f) Any Lender may at any time assign all or any portion of its rights in this Agreement and the Notes issued to it to a Federal
      Reserve Bank; provided that no such assignment shall release the Lender from any of its obligations hereunder.

            (g)   If (i) any Taxes  referred to in Section
3.07(b)  have been
      levied or imposed so as to require  withholdings  and
reductions by the
      Borrower  and  payment  by the  Borrower  of
additional  amounts to any
      Lender as a result  thereof or any Lender  shall make
demand for payment
      of any material  additional  amounts as compensation
for increased cost
      pursuant to Section 3.10, then and in such event,
upon request from the
      Borrower  delivered  to  such  Lender,  such  Lender
shall  assign,  in
      accordance  with the provisions of Section  10.06(c),
all of its rights
      and obligations  under this Agreement and the other
Credit  Documents to
      an Eligible  Assignee  selected by the Borrower and
consented to by the
      Agent in  consideration  for the payment by such
assignee to the Lender
      of the  principal of and interest on the  outstanding
Loans  accrued to
      the  date  of  such   assignment,   the   assumption
of  such  Lender's
      Commitments hereunder, together with any and all other amounts owing to such Lender under any provisions of this Agreement or the other Credit
      Documents accrued to the date of such assignment.

            Section X.7.   Governing Law; Submission to
Jurisdiction.

            (a)   THIS  AGREEMENT  AND  THE  RIGHTS  AND
OBLIGATIONS  OF  THE
PARTIES  HEREUNDER AND UNDER THE NOTES SHALL BE CONSTRUED IN
ACCORDANCE  WITH
AND BE  GOVERNED  BY THE LAW  (WITHOUT  GIVING  EFFECT TO
THE  CONFLICT OF LAW
PRINCIPLES THEREOF) OF THE STATE OF GEORGIA.


            (b)   ANY  LEGAL  ACTION  OR  PROCEEDING   WITH
RESPECT  TO  THIS
AGREEMENT,  THE NOTES OR ANY  OTHER  CREDIT  DOCUMENT  MAY
BE  BROUGHT  IN THE
SUPERIOR COURT OF FULTON COUNTY,  GEORGIA,  OR ANY OTHER
COURT OF THE STATE OF
GEORGIA  OR OF THE UNITED  STATES OF  AMERICA  FOR THE
NORTHERN  DISTRICT  OF
GEORGIA,  AND, BY EXECUTION AND DELIVERY OF THIS  AGREEMENT,
BORROWER  HEREBY
ACCEPTS   FOR  ITSELF  AND  IN  RESPECT  OF  ITS   PROPERTY,
GENERALLY   AND
UNCONDITIONALLY,  THE  JURISDICTION  OF  THE  AFORESAID
COURTS.  THE  PARTIES
HERETO  HEREBY   IRREVOCABLY   WAIVE  TRIAL  BY  JURY,  AND
BORROWER   HEREBY
IRREVOCABLY  WAIVES  ANY  OBJECTION,   INCLUDING,   WITHOUT
LIMITATION,   ANY
OBJECTION  TO THE  LAYING  OF  VENUE  OR BASED  ON THE
GROUNDS  OF FORUM  NON
CONVENIENS,  WHICH IT MAY NOW OR  HEREAFTER  HAVE TO THE
BRINGING OF ANY SUCH
ACTION OR PROCEEDING IN SUCH RESPECTIVE JURISDICTIONS.

            (c)   BORROWER  HEREBY  IRREVOCABLY   DESIGNATES
CSC  CORPORATION
SERVICES,  ATLANTA,  GEORGIA,  AS ITS  DESIGNEE,  APPOINTEE
AND LOCAL AGENT TO
RECEIVE, FOR AND ON BEHALF OF BORROWER,  SERVICE OF PROCESS
IN SUCH RESPECTIVE
JURISDICTIONS  IN  ANY  LEGAL  ACTION  OR  PROCEEDING  WITH
RESPECT  TO  THIS
AGREEMENT  OR THE NOTES OR ANY  DOCUMENT  RELATED  THERETO.
IT IS  UNDERSTOOD
THAT A COPY OF SUCH  PROCESS  SERVED  ON SUCH  LOCAL  AGENT
WILL BE  PROMPTLY
FORWARDED  BY SUCH LOCAL  AGENT AND BY THE  SERVER OF SUCH
PROCESS BY MAIL TO
BORROWER  AT ITS ADDRESS  SET FORTH  OPPOSITE  ITS
SIGNATURE  BELOW,  BUT THE
FAILURE  OF  BORROWER  TO  RECEIVE  SUCH COPY  SHALL NOT
AFFECT IN ANY WAY THE
SERVICE  OF  SUCH  PROCESS.  BORROWER  FURTHER  IRREVOCABLY
CONSENTS  TO  THE
SERVICE OF PROCESS OF ANY OF THE  AFOREMENTIONED  COURTS IN
ANY SUCH ACTION OR
PROCEEDING BY THE MAILING OF COPIES  THEREOF BY REGISTERED
OR CERTIFIED  MAIL,
POSTAGE  PREPAID,  TO BORROWER  AT ITS SAID  ADDRESS,  SUCH
SERVICE TO BECOME
EFFECTIVE 30 DAYS AFTER SUCH MAILING.

            (d)   Nothing  herein  shall  affect the right
of the  Agent,  the
Co-Agent,  the  Issuing  Bank any  Lender,  any holder of a
Note or any Credit
Party to serve  process in any other  manner  permitted  by
law or to commence
legal   proceedings  or  otherwise  proceed  against
Borrower  in  any  other
jurisdiction.

            Section X.8.   Independent   Nature  of
Lenders'   Rights.   The
amounts payable at any time hereunder to each Lender shall be a separate and independent debt, and each Lender shall be entitled to protect and enforce its rights pursuant to this Agreement and its Notes, and it shall not be necessary for any other Lender to be joined as an additional party in any proceeding for such purpose.

            Section X.9.   Counterparts.  This  Agreement
may be  executed in
any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.


            Section X.10.  Effectiveness;   Termination   of
Commitments;
Survival.

            (a) This Agreement shall become effective on the date on which all of the parties hereto shall have signed a copy hereof (whether the same or different copies) and shall have delivered the same to the
      Agent or, in the case of the  Lenders or the  Issuing
Bank,  shall have
      given to the Agent written or telex notice (actually received) that the same has been signed and mailed to them; provided that, the Lenders have no obligation to make a Loan and the Issuing Bank has no obligation is issue Letters of Credit hereunder until the Closing
      Date. In the event that the Closing Date does not occur by July 2,
      1998 , the Commitments and this Agreement shall terminate, subject to the survival of the Sections referenced below.

            (b)   The  obligations of Borrower under
Sections  3.07(b),  3.10,
      3.12, 3.13, 3.16 and 10.04 hereof shall survive the payment in full of the Notes after the Maturity  Date. All
representations  and warranties
      made herein, in the certificates, reports, notices, and other documents delivered pursuant to this Agreement shall survive the execution and delivery of this Agreement,  the other Credit
Documents,  and such other
      agreements and documents, the making of the Loans hereunder, and the execution and delivery of the Notes.

            Section X.11.   Severability.   In  case  any
provision   in  or
obligation under this Agreement or the other Credit Documents shall be invalid, illegal or unenforceable, in whole or in part, in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

            Section X.12.   Independence    of   Covenants.
All   covenants
hereunder shall be given independent effect so that if a particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or be otherwise within the limitation of, another covenant, shall not avoid the occurrence of a Default or an Event of
Default if such action is taken or condition exists.


            Section X.13.  Change in  Accounting
Principles,  Fiscal Year or
Tax Laws. If (i) any preparation of the financial statements referred to in
Section 6.07 hereafter occasioned by the promulgation of rules, regulations, pronouncements and opinions by or required by the Financial Accounting
Standards Board or the American Institute of Certified Public Accounts (or successors thereto or agencies with similar functions) result in a material change in the method of calculation of financial covenants, standards or terms found in this Agreement, (ii) there is any change in Borrower's fiscal quarter or Fiscal Year, or (iii) there is a material change in federal tax laws which materially affects any of the Consolidated Companies' ability to comply with the financial covenants, standards or terms found in this
Agreement, Borrower and the Required Lenders agree to enter into negotiations in order to amend such provisions so as to equitably reflect such changes with the desired result that the criteria for evaluating any of the
Consolidated Companies' financial condition shall be the same after such changes as if such changes had not been made. Unless and until such provisions have been so amended, the provisions of this Agreement shall govern.

            Section X.14.  Headings   Descriptive;   Entire
Agreement.   The
headings  of the  several  sections  and  subsections  of
this  Agreement  are
inserted for  convenience  only and shall not in any way
affect the meaning or
construction  of any provision of this Agreement.  This
Agreement,  the other
Credit  Documents,  and the agreements and documents
required to be delivered
pursuant to the terms of this Agreement  constitute the
entire agreement among
the  parties  hereto and thereto  regarding  the  subject
matters  hereof and
thereof   and   supersede   all   prior   agreements,
representations   and
understandings related to such subject matters.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered in Atlanta, Georgia, by their duly authorized officers as of the day and year first above written.


Address for Notices:                      MORRISON HEALTH
CARE, INC.

1955 Lake Park Drive
Atlanta, Georgia 30080-8855               By:/s/ K.
W.Engwall
Attn: K. Wyatt Engwall                    Name:  K. Wyatt
Engwall
Senior Vice President, Finance and        Title: Senior Vice
President, Finance
Assistant Secretary                              and
Assistant Secretary

Telecopy: (770) 437-3349


                                                [CORPORATE
SEAL]














           [SIGNATURE PAGE TO AMENDED AND RESTATED CREDIT
AGREEMENT]


Address for Notices:                      SUNTRUST BANK,
ATLANTA,
                                          As Agent
25 Park Place, N.E.
23rd Floor
Atlanta, Georgia  30303                   By:/s/ Daniel S.
Komitor
Attention: Dan Komitor                    Name:  Daniel S.
Komitor
                                          Title: Vice
President

Telecopy No.:     (404) 588-8833
                                          By:/s/ R.Michael
Dunlap
                                          Name:  R. Michael
Dunlap
                                          Title: Vice
President

Payment Office:

25 Park Place, N.E.
23rd Floor
Atlanta, Georgia  30303
















           [SIGNATURE PAGE TO AMENDED AND RESTATED CREDIT
AGREEMENT]

Address for Notices:
                                    WACHOVIA BANK, N.A., as
Co-Agent
191 Peachtree Street, N.E.
29th Floor
Atlanta, Georgia 30303
                                    By:/s/ John C. Canty
                                    Name:  John C. Canty
                                    Title: Banking Officer


Attention: Mr. John Canty

Telecopy:   (404) 332-5016


















           [SIGNATURE PAGE TO AMENDED AND RESTATED CREDIT
AGREEMENT]


Address for Notices:                      SUNTRUST BANK,
ATLANTA

25 Park Place, N.E.
23rd Floor
Atlanta, Georgia  30303                   By:/s/ Daniel S.
Komitor
Attention: Dan Komitor                    Name:  Daniel S.
Komitor
                                          Title: Vice
President

Telecopy No.: (404)588-8833
                                          By:/s/R. Michael
Dunlap
                                          Name: R. Michael
Dunlap
                                          Title:Vice
President

















           [SIGNATURE PAGE TO AMENDED AND RESTATED CREDIT
AGREEMENT]




Address for Notices:
                                          NATIONSBANK, N.A.
600 Peachtree Street, N.E.
19th Floor
Atlanta, Georgia    30308                 By:/s/Melinda M.
Bergbom
                                          Name: Melinda M.
Bergbom
                                          Title:Senior Vice
President
Attention: Melinda Bergbom
Telecopy: (404) 407-6343


















           [SIGNATURE PAGE TO AMENDED AND RESTATED CREDIT
AGREEMENT]




Address for Notices:
                                    WACHOVIA BANK, N.A.
191 Peachtree Street, N.E.
29th Floor
Atlanta, Georgia 30303
                                    By:/s/ John C.Canty
                                    Name:  John C. Canty
                                    Title: Banking Officer


Attention: Mr. John Canty

Telecopy:   (404) 332-5016


















           [SIGNATURE PAGE TO AMENDED AND RESTATED CREDIT
AGREEMENT]

Address for Notices:
                                    FIRST UNION NATIONAL
BANK
First Union National Bank
999 Peachtree Street
12th Floor
Atlanta, Georgia 30309
                                    By:/s/ Kimberly Daniel
                                    Name:  Kimberly Daniel
                                    Title: Corporate Banking
Officer
                                           Assistant
Secretary



Attention: Ms. Kimberly Daniel

Telecopy:


















           [SIGNATURE PAGE TO AMENDED AND RESTATED CREDIT
AGREEMENT]






MHCI SCHEDULES






MHCI SCHEDULES


                                 Schedule 5.01

                  Organization and Ownership of Subsidiaries


1. The following corporations are wholly-owned subsidiaries of Borrower:


State of
      Corporation
Incorporation
      ------------------------------------------------------
----------------

      Custom Management Corporation
Pennsylvania
      John C. Metz & Associates, Inc.
Pennsylvania
      Culinary Solutions, Inc.
Georgia
      Drake Management Services, Inc.
Arizona


2.    The following are wholly-owned subsidiaries of Custom
Management
      Corporation:


Place of
      Corporation
Incorporation
      ------------------------------------------------------
----------------
      Custom Management Corporation of
Pennsylvania
            Pennsylvania
      Morrison Custom Management Corporation
Pennsylvania
            of Pennsylvania

3.    Borrower owns a 49% interest in Marcorp Diversified,
Inc., a joint
      venture between the Borrower and Harry Miller, who beneficially owns the remaining 51% interest.

                                 Schedule 5.05

                   Certain Pending and Threatened Litigation


A. Borrower has assumed the liability for the following claims from
Morrison Restaurants Inc. and has indemnified Morrison
Restaurants Inc. with
respect to the following claims pursuant to the Sharing
Agreements:

      1. The EEOC charge brought by Karol Suskey alleges sex harassment by the CEO of Jackson Memorial Hospital and alleges that Morrison failed to take appropriate steps to prevent the harassment.

      2. A claim of race discrimination has been brought by five employees of Fort Sanders Regional Medical Center in
Knoxville, Tennessee.


B. Please see the attached schedule of pending or threatened litigation, claims and assessments against the Borrower.

  PENDING OR THREATENED LITIGATION, CLAIMS AND ASSESSMENTS
AGAINST MORRISON
                              HEALTH CARE, INC.

A. Suskey, Karol v. Morrison Restaurants Inc. et al. A lawsuit was filed by an employee, Karol Suskey, against both the Company and our client,
   Jackson Memorial Hospital and its CEO, alleging sexual harassment against our client and alleging further that Morrison failed to take appropriate steps to prevent the harassment and retaliated against plaintiff. The
   Company has investigated the matter and believes the claims are not valid.  Plaintiff has filed an amended complaint.
Defendants filed
   motions to dismiss which were denied. Discovery will be suspended pending appeal of co-defendants to the denial of motions to dismiss. The Company intends to vigorously defend itself against these claims.

B.    Burems, Cozart, Dupree, Robinson & Stepherson v.
Morrison Restaurants
   Inc. A claim of race discrimination and retaliation was made to the State of Tennessee Human Rights Commission by five employees of Fort Sanders
   Regional Medical Center in Knoxville, Tennessee.  The
Commission dismissed
   the claims and issued Right to Sue letters. Suit has been filed and an answer by the Company has been made. Discovery is in progress.
   Plaintiffs were deposed on July 2, 1997. Plaintiffs have offered to settle for $20,000.  Discovery is continuing.  The
Company intends to
   vigorously defend this claim.

C.    Bines, Melvin v. Realty South Investors, Inc. and
Morrison Health
   Care.  This suit was filed in U.S. District Court,
Southern District of
   Florida and Morrison first received notice of its existence on April 23,
   1997 (the suit was originally filed in December, 1996 with misnamed defendants that were never properly served). An answer has been filed.
   Discovery is continuing. The plaintiff was formerly employed by
   Fountainview Retirement Center, West Palm Beach, Florida, a former account of Morrison, and alleges race discrimination by Fountainview and Morrison under federal and Florida law. The Company has retained outside counsel.
   The Company does not believe the claim has any merit and intends to vigorously defend itself against it.

D. Marcillac v. Morrison Restaurants, Inc. - A management employee filed a disability discrimination charge with the California
Fair Employment and
   Housing Commission, San Francisco, California related to a worker's compensation injury. The Company believes there is no merit to this claim. It filed a position statement with the Commission on May 28,
   1996. The California Commission closed its investigation and case on
   March 3, 1997.  Marcillac filed an EEOC charge on March
21, 1997, but then
   filed a lawsuit on June 27, 1997 (served July 9, 1997) alleging disability, discrimination and contract breach.  On May
6, 1998, the Court
   granted the Company's Motion for Summary Judgment.
Absent appeal, this
   matter will be concluded.

E.    Morrison Health Care, Inc. v. Efthymios Hristopoulos.
Morrison filed
   suit in Circuit Court, Pinellas County, Florida, for recovery of unpaid rent and right to possession against Efthymios
Hristopoulos ("EH"), a
   tenant of Morrison's leased property located in St.
Petersburg, Florida.
   On May 6, 1997, EH submitted an Answer and counter-claimed against
   Morrison, alleging breach of contract and intentional interference with a business relationship. At this time, the Company believes that its claims against EH have merit, that EH's counter-claims are without merit, and intends to vigorously protect and pursue its interests in this matter.
   The parties shortly may enter into an agreement whereby
EH will purchase
   the property which will effectively resolve these matters.

F. Kramer, William L. v. Morrison Health Care, Inc. A former employee was terminated in August, 1997. An EEOC Charge was filed and a Right to Sue
   Letter requested on December 22, 1997. On June 4, 1998, the Company received a suit alleging wrongful discharge, breach of implied contract, breach of implied covenant of good faith and fair dealing, age discrimination and tortious termination in violation of public policy.
   The suit is in its early stages, but the Company believes this claim is without merit and intends to vigorously defend these claims.

G. State of Tennessee Tax Assessment. Morrison received an audit report from the State of Tennessee Department of Revenue issuing a estimated sales tax assessment in the original amount of approximately $3.29 million, based primarily upon Morrison's use of client-provided capital assets and supply expenses. The sales tax application to client-provided capital assets and expenses has not been applied to Morrison in the past.
   Morrison believes at this time that the estimated assessment amount for client-provided assets and expenses is arbitrary and for the most part based upon estimates of the value of capital assets and expenses of an unrelated hospital audit. Further, the Company believes that the language in most, if not all, of the contracts for the applicable accounts provides that the clients are responsible for a material portion of any tax which may ultimately be paid as a result of this assessment.
The State thus far
   has reduced the assessment amount to $995,983. In order to protect its interest, the Company filed suit contesting the assessment in January,
   1998. Morrison intends to vigorously defend itself against this claim and has engaged outside counsel.

H. State of Florida Tax Assessment. The Company received on August 18,
   1997, an assessment from the State of Florida in the amount of $109, 000.
   The Company intends to vigorously protect its interest in this matter.
   Outside counsel has filed the appropriate protest.

I.    Trannon, Comminita v. Morrison's Cafeterias, et al.,
Circuit Court,
   Jefferson County, Alabama. A workers' compensation benefit complaint was forwarded to GAB for handling. An amended complaint was filed alleging wrongful termination. The workers' compensation claim was subsequently settled. The Plaintiff was granted a partial summary judgment related to a defense by the Company related to issues resolved in a hearing held by the State of Alabama Department of Industrial Relations.
Plaintiff's
   counsel has stated he is unwilling to reconvene mediation unless the
   Company is willing to come to the table with at least
$50,000.  The
   Company believes the claim to be without merit and intends to vigorously defend itself.

J.    Crawley v. Morrison's Health Care, Inc.    A former
management employee
   filed a race and sex discrimination charge with the EEOC on April 25,
   1996, arising out of removal from her assignment at Metropolitan Hospital,
   Richmond, Virginia. The Company has no reason to believe that the charge has any merit, and intends to vigorously defend the claim. A response was sent to the EEOC on April 28, 1998.

K. Theodore, Pierre v. Morrison Health Care, Inc. A former employee was terminated in November, 1997. A charge was filed for age and disability discrimination with the Ohio Civil Rights Commission and the EEOC on
   December 23, 1997 and a Notice of Right to Sue issued on March 31, 1998.
   An Amended Complaint (original complaint never served) was filed May 12,
   1998. The Company believes this claim is without merit and intends to vigorously defend itself.

L.    Johnson, Robert v. Morrison Health Care, Inc.  The
Company received
   notice of this disability discrimination charge on June
18, 1997.  It was
   filed with the EEOC and the South Carolina Human Affairs
Commission on
   June 10, 1997 by an employee in Columbia, South Carolina.
The Company
   responded to this allegation and a Determination Letter of No Reasonable
   Cause Found was issued in our favor on February 2, 1998.

M. Metts, Calvin v. Morrison Health Care. This is an age discrimination charge filed on May 23, 1997, with the Jacksonville, Florida office of the
   Equal Employment Opportunity Commission (EEOC). Metts' employment as an
   Assistant Manager terminated in April, 1997, pursuant to a reduction in personnel at Methodist Hospital, Jacksonville, Florida.
The Company has
   no reason to believe that the charge has merit, and intends to vigorously defend the charge.

N. Patterson, Uhra v. Morrison Health Care, Inc. This is a charge of disability discrimination filed in April, 1997 with the EEOC and the City of St. Louis Civil Rights Enforcement Agency (SLCREA) in
St. Louis,
   Missouri. The Company received notice of investigation/processing by the
   SLCREA on May 5, 1997. Patterson is a former cashier whose employment terminated in January, 1997. At present, Company does not believe this claim has merit and intends to vigorously defend against it. The
   Company's response to the claim was filed on December 24, 1997.

O.    Odom, Christopher v. Covenant Medical Center, Morrison
Restaurants Inc.
   and Morrison-Crothall.  A Notice of Substantial Evidence
& Initiation of
   Conciliation was very recently received by the Company in December, 1996 from the Illinois Human Rights Commission. This involves a claim by another employer's former employee alleging race discrimination by
   Covenant Medical Center, Morrison and the employer company. Morrison intends to vigorously defend this claim.

P.    Winston, Keith L. v. Morrison's Health Care, Inc.
This is a race
   discrimination charge filed on May 6, 1997 with the Tennessee Human Rights
   Commission. The Company received notice of this charge on June 30, 1997 via letter dated June 27, 1997. It was filed by a former assistant manager of Morrison at Methodist Medical Center,  Oak
Ridge, TN.  The
   Company has begun its investigation of the claim, is not aware of any reason to suggest that the claim has merit, and intends vigorously defend against it.

Q.    Robinson, Sherrie v. Morrison Health Care, Inc.  The
Company received
   in November, 1997 a copy of a charge previously filed in November, 1995, alleging race, sex and color discrimination. Since the allegations may reference circumstances in the Burems, et al. suit referenced above, this claim has been sent to outside counsel in the Burems suit for handling.
   The Company intends to vigorously defend itself against these claims.

R.    Petillo, Michael O. v. Morrison Health Care, Inc.  The
Company received
   notice of a complaint being referred to the EEOC on January 6, 1998 alleging sex and national origin discrimination.  The
Company's
   investigation was begun. On April 24, 1998, the Company received a Notice of Right to Sue. The Complainant has ninety (90) days from receipt of the
   Right to Sue to file suit. The Company believes the claims to be without merit and intends to vigorously defend itself against these claims.

S.    Cole, Arthur v. Morrison Health Care, Inc.  The
Company received on
   March 6, 1998 a complaint with the Ohio Civil Rights
Commissions alleging
   race and age discrimination. The Company's investigation is in the early stages but the Company believes the claims are without merit and it intends to vigorously defend itself against these claims.

T.    Conner, Demetruis J. v. Morrison Health Care, Inc.  In
April, 1998, the
   Company received a charge of discrimination filed with the EEOC alleging sex discrimination. The Company has investigated the matter and believes the allegations are without merit. A response to the charge was sent by the Company on May 22, 1998. The Company intends to vigorously defend itself against this claim.

U.    Onyeberechi, Francisca v. Morrison Health Care, Inc.
This is a
   national origin discrimination charge filed in May, 1997 with the EEOC in
   Washington, D.C. Onyeberechi was an assistant manager at Stoddard Baptist
   Nursing Home in Washington, D.C. whose employment was terminated effective
   December, 1997. The Company submitted a response to the EEOC on December
   8, 1997, and has not been notified of further action.
The Company does
   not believe that the charge has merit and intends to continue to vigorously defend against it.

V.    McIntosh, Carrie Ann v. Morrison Health Care, Inc.
This is a race
   discrimination complaint filed in December, 1996, with the New York State
   Division of Human Rights (through the Suffolk County
Human Rights
   Commission). McIntosh was an assistant manager at University Hospital
   (SUNY), Stony Brook, New York, who was terminated in May,
1996.  The
   Company has begun investigation of this claim, retained outside counsel to assist in its response and defense, and has informed the Commission of this. At this early stage of the investigation, it is too early to determine the merit or value of the claim, but the Company intends to vigorously defend against it.

W. Ladson, Avemaria v. Morrison Health Care, Inc. This is a sex and
   disability discrimination complaint filed with the District of Columbia
   Department of Human Rights and Minority Business
Development in July, 1997
   and received by the Company in September, 1997. Ladson was an hourly employee at Lisner Louise Nursing Home, Washington, D.C., and her claims relate to an alleged on the job slip and fall type injury. The Company has begun investigating the claim, believes it is without merit and intends to vigorously defend its interests. A mediation meeting took place on March 13, 1998, and the Company may attempt to settle for nuisance value.

X. Hall, Barbara v. Morrison Health Care, Inc. This is a claim of sex discrimination and retaliation for a complaint of discrimination filed with the New York State Division of Human Rights in
March, 1998, by a
   former employee at University Hospital (SUNY), Stony
Brook, New York.  The
   Company has begun investigating this claim and has enlisted the assistance of outside counsel. The Company cannot yet determine with certainty as to any potential merit of value, but it intends to vigorously defend against
   it.

Y. Shaw, Harold v. Morrison Heathcare Services. This is a race and sex discrimination claim filed in March, 1997 with the EEOC in Atlanta,
   Georgia. Shaw was an applicant from a placement agency that was not selected for a clerk position in the corporate headquarters in Smyrna,
   Georgia. The Company has conducted its initial investigation and does not believe the claim has merit. The Company plans to submit a response to the EEOC before the end of June, 1998, and intends to vigorously defend itself.

Z.    Pla, Rosa Maria v. Morrison Health Service. The
Company received notice
   of this age and national origin discrimination charge on June 1, 1998. It was filed with the City of Tampa Department of Community
Affairs, Office
   of Human Rights/ Community Services (and EEOC) in May,
1998 by an employee
   in Tampa, Florida. The Company has begun investigating, intends to respond to this allegation and vigorously protect its interests, but at this time cannot determine the merits or potential liability of the claims since all relevant facts are not yet known.














                                Section 5.09(a)

                           Environmental Compliance


                                     NONE




                                Section 5.09(b)

                             Environmental Notices


                                     NONE




                               Schedule 5.09(c)

                             Environmental Permits


                                     NONE




                                 Schedule 5.11

                                  No Default


      None, other than alleged defaults which are the subject of pending or threatened litigation disclosed in Schedule 5.05.




                                 Schedule 5.12

                            Burdensome Restrictions

                                     NONE




                                 Schedule 5.13

                           Tax Filings and Payments


1. Borrower periodically receives notices of assessment from the IRS and other taxing authorities, the aggregate amount of which at any time is immaterial. These notices generally relate to misunderstandings regarding
Borrower's tax situation, payments which have crossed in the mail with notices, and disputes which have been or are in the process of being resolved.

2. The Borrower owes the state of Arkansas $350.42 for franchise taxes due for years 1997 and 1998.

3.    See also Schedule 5.05 - Certain Pending and
Threatened Litigation.


                                 Section 5.14

                             Material Subsidiaries

                                     None



                                 Section 5.16

                           Employee Benefit Matters



1.    Title IV Plans. The Consolidated Companies and its
ERISA Affiliates
      maintain or contribute to the following Plans subject to Title IV of
      ERISA:

      a.    Morrison Restaurants Inc. Retirement Plan

      b.    Local 1115 District Council Pension Fund

2.    Funding.

      a.    The Morrison Inc. Retirement Plan (the
"Retirement Plan"), if
            terminated as of June 6, 1998, would have had an amount of unfunded benefit liabilities equal to
approximately
            $____________, projected using a ___% interest rate and the
            GATT-required mortality tables.

      b. As of June 6, 1998, Morrison Health Care has accrued $1,051,246 with respect to post-retirement medical
expenses.





                                 Section 5.17

                      Patents, Trademarks, Licenses, and
                      Other Intellectual Property Matters


The National Livestock and Meat Board, a/k/a The Meat Board,
The American
Meat Institute and the Food Marketing Institute opposed Borrower's application for federal registration of the mark NUTRI-FACTS, which Borrower uses for certain computer software programs. Morrison entered into a license agreement with those parties under which Borrower may continue to use the mark NUTRI-FACTS, and Morrison has filed an abandonment of the subject trademark application.



22682295.W51

                                 Section 5.18

                            Ownership of Properties


                                     NONE




                                 Section 5.19

                         Labor and Employment Matters


                                     NONE




                                 Section 5.22

                             Dividend Restrictions


                                     NONE




                                 Schedule 7.01

                             Existing Indebtedness

As of May 31, 1998
                                                       (In
thousands)

      Revolving Credit Loans under
      Original Credit Facility                        $
5,000/1

      Term Loans under Original
      Credit Facility
31,000/1
                                                      ------
----------
                                                      $
36,000

================



     The  Borrower  has entered  into the Sharing
Agreements  with MFCI and RTI
     providing for the assumptions of liabilities and cross-
indemnities designed
     to   allocate,   generally,   among   these  three
companies,   financial
     responsibility for liabilities arising out of or in connection with business activities prior to Distribution.



/1To be refinanced by initial borrowing under this Agreement on the Closing
      Date.


                                 Schedule 7.02

                                Existing Liens


                                     NONE





                                   EXHIBIT A


                  AMENDED AND RESTATED REVOLVING CREDIT NOTE

July 2, 1998
$15,000,000.00

Atlanta, Georgia

            FOR VALUE RECEIVED, the undersigned, MORRISON HEALTH CARE, INC., a Georgia corporation ("Borrower"), promises to pay to the order of FIRST
UNION NATIONAL BANK, a national banking association ("Lender") at the principal office of the Agent at 25 Park Place, Atlanta, Georgia 30303, or at such other place as the holder hereof may designate in immediately available funds in lawful money of the United States, the principal sum of (i) FIFTEEN
MILLION AND NO/100 DOLLARS ($15,000,000.00) or (ii) so much as shall have been advanced hereunder as Eurodollar Advances and Base Rate Advances pursuant to Article II of the Credit Agreement and remaining outstanding as shown on the records of the Agent and the Lender, plus all accrued and unpaid interest thereon as set forth in that certain Amended and Restated Credit
Agreement dated as of July 2, 1998 among the Borrower, the financial institutions from time to time a party thereto (the "Lenders"), SunTrust
Bank,  Atlanta,  as the issuing  bank (the  "Issuing
Bank"),  SunTrust  Bank,
Atlanta,  as Agent for the Issuing  Bank and the Lenders
(the  "Agent"),  and
Wachovia Bank, N.A. as Co-Agent for the Issuing Bank and the Lenders (the
"Co-Agent") (as the same may hereafter be amended, modified, extended or supplemented from time to time, the "Agreement"). Interest shall accrue from the date hereof up to and through the date on which all principal and interest hereunder is paid in full, shall be computed on the basis of actual days elapsed in a 360-day year, and shall be calculated on the outstanding principal balance hereunder at the interest rates specified in Section 3.03 of the Agreement.

            Principal and interest hereunder shall be paid on the dates specified in the Agreement and shall be due and payable in full on the
Maturity Date (as defined in the Agreement). Any installment of principal and, to the extent permitted by law, interest due under this Amended and
Restated Revolving Credit Note (the "Note") that is not paid on the due date therefor whether on the Maturity Date, or resulting from the acceleration of maturity upon the occurrence of an Event of Default
(as  defined  in the
Agreement), shall bear interest from the date due until payment in full at the default rate specified in Section 3.03(c) of the Agreement.

            This Note is one of the Notes defined in, and
evidences  Advances
incurred  pursuant to, the Agreement,  to which Agreement
reference is hereby
made  for a full  and  complete  description  of such  terms and  conditions,
including,  without  limitation,   provisions  for  the
acceleration  of  the
maturity hereof upon the existence or occurrence of certain conditions or events, and the terms of any permitted prepayments hereof. All capitalized terms used in this Note shall have the same meanings as set forth in the
Agreement.


            Upon the existence or occurrence of any Event of Default, the principal and all accrued interest hereof shall automatically become, or may be declared, due and payable in the manner and with the effect provided in the Agreement.

            Lender shall at all times have a right of set-off against any deposit balances of Borrower in the possession of Lender, and Lender may apply the same against payment of this Note or any other indebtedness of
Borrower to Lender arising under the Credit Documents. The payment of any indebtedness evidenced by this Note shall not affect the enforceability of this Note as to any future, different or other indebtedness evidenced hereby. In the event the indebtedness evidenced by this
Note is collected by
legal action or through an attorney-at-law, or in bankruptcy or other judicial proceedings, Lender shall be entitled to recover from Borrower all costs of collection, including, without limitation, reasonable attorneys' fees actually incurred.

            Failure or forbearance of Lender to exercise any right hereunder, or otherwise granted by the Agreement or by law, shall not affect or release the liability of Borrower hereunder, and shall not constitute a waiver of such right unless so stated by Lender in writing. This Note shall be deemed to be made under, and shall be construed in accordance with and governed by, the laws of the State of Georgia (without giving effect to the conflict of laws provisions thereof).

            DEMAND,  PRESENTMENT  FOR PAYMENT,  NOTICE OF
DISHONOR AND PROTEST
ARE HEREBY WAIVED.

            Time is of the essence hereunder.

            EXECUTED AND DELIVERED under seal of Borrower by its duly authorized officers as of the day and year first above written in Atlanta,
Georgia.


                                    MORRISON HEALTH CARE,
INC.


[CORPORATE SEAL]                    By:    /s/   K. W.
Engwall
                                    Name:  K. Wyatt Engwall
                                    Title: Senior Vice
President


                                    Attest: /s/  John E.
Fountain
                                           Name: John E.
Fountain
                                           Title: Secretary


                                   EXHIBIT B

                 FORM OF AMENDED AND RESTATED SWING LINE
NOTE

July 2, 1998
$10,000,000.00

Atlanta, Georgia

            FOR VALUE RECEIVED, the undersigned, MORRISON HEALTH CARE, INC., a Georgia corporation ("Borrower"), promises to pay to the order of SUNTRUST
BANK, ATLANTA, a Georgia banking corporation ("Swing Line Lender") at its principal office at 25 Park Place, Atlanta, Georgia 30303, or at such other place as the holder hereof may designate in immediately available funds in lawful money of the United States, the principal sum of
(i) TEN MILLION AND
NO/100 DOLLARS ($10,000,000.00) or (ii) so much as shall have been advanced hereunder as Swing Rate Advance pursuant to Article II of the Credit
Agreement and remaining outstanding as shown on the records of the Swing Line
Lender, plus all accrued and unpaid interest thereon as set forth in that certain Amended and Restated Credit Agreement dated as of July 2, 1998 among the Borrower, SunTrust Bank, Atlanta, a banking corporation organized under the laws of the State of Georgia, the other banks and lending institutions from time to time a party thereto (the "Lenders"), SunTrust Bank, Atlanta, as the issuing bank (the "Issuing Bank"), and SunTrust Bank, Atlanta, as Agent
(the "Agent") for the Issuing Bank and the Lenders, and Wachovia Bank, N.A.
as Co-Agent (the "Co-Agent") for the Issuing Bank and the Lenders (as the same may hereafter be amended, modified, extended or supplemented from time to time, the "Agreement"). Interest shall accrue from the date hereof up to and through the date on which all principal and interest hereunder is paid in full, shall be computed on the basis of actual days elapsed in a 360-day year, and shall be calculated on the outstanding principal balance hereunder at the interest rates specified in Section 3.03 of the Agreement.

            Principal and interest hereunder shall be paid on the dates specified in the Agreement and shall be due and payable in full on the
Maturity Date (as defined in the Agreement). Any installment of principal and, to the extent permitted by law, interest due under this Amended and
Restated Swing Line Note (the "Note") that is not paid on the due date therefor whether on the maturity date, or resulting from the acceleration of maturity upon the occurrence of an Event of Default
(as  defined  in the
Agreement), shall bear interest from the date due until payment in full at the default rate specified in Section 3.03(c) of the Agreement.


            This Note  evidences  the Swing Line Loans  made
pursuant  to the
terms and conditions of the Agreement,  to which Agreement
reference is hereby
made  for a full  and  complete  description  of such  terms and  conditions,
including,  without  limitation,   provisions  for  the
acceleration  of  the
maturity hereof upon the existence or occurrence of certain conditions or events, and the terms of any permitted prepayments hereof. This Note is being delivered by the Borrower and accepted by the Borrower as a substitution for that certain Swing Line Note, dated as of March 6, 1996 by the Borrower in favor of the Swing Line Lender, but not as payment of such indebtedness or as a novation with respect thereto. All capitalized terms used in this Note shall have the same meanings as set forth in the Agreement.

            Upon the existence or occurrence of any Event of Default, the principal and all accrued interest hereof shall automatically become, or may be declared, due and payable in the manner and with the effect provided in the Agreement.

            Swing  Line  Lender  shall at all  times  have a
right of  set-off
against any deposit  balances  of  Borrower  in the
possession  of Swing Line
Lender,  and Swing Line Lender may apply the same against
payment of this Note
or any other  indebtedness  of Borrower to Swing Line Lender arising under the
Credit  Documents.  The  payment of any  indebtedness
evidenced  by this Note
shall not affect the  enforceability of this Note as to any
future,  different
or  other  indebtedness  evidenced  hereby.  In  the  event
the  indebtedness
evidenced   by  this  Note  is   collected  by  legal
action  or  through  an
attorney-at-law, or in bankruptcy or other judicial proceedings, Swing Line
Lender shall be entitled to recover from Borrower all costs of collection, including, without limitation, reasonable attorneys' fees actually incurred.

            Failure or forbearance of Swing Line Lender to exercise any right hereunder, or otherwise granted by the Agreement or by law, shall not affect or release the liability of Borrower hereunder, and shall not constitute a waiver of such right unless so stated by Lender in writing. This Note shall be deemed to be made under, and shall be construed in accordance with and governed by, the laws of the State of Georgia.

            DEMAND,  PRESENTMENT  FOR PAYMENT,  NOTICE OF
DISHONOR AND PROTEST
ARE HEREBY WAIVED.

            Time is of the essence hereunder.

            EXECUTED AND DELIVERED under seal of Borrower by its duly authorized officers as of the day and year first above written in Atlanta,
Georgia.

                                       MORRISON HEALTH CARE,
INC.


[CORPORATE SEAL]                       By:    /s/ K. W.
Engwall
                                       Name:  K. Wyatt
Engwall
                                       Title: Senior Vice
President


                                       Attest:/s/ John E.
Fountain
                                           Name:  John E.
Fountain
                                           Title: Secretary



                                   EXHIBIT C

                         SUBSIDIARY GUARANTY AGREEMENT


            This SUBSIDIARY GUARANTY AGREEMENT (this
"Guaranty"),  dated as of
July 2, 1998 is made by CULINARY SOLUTIONS, INC., a corporation organized and existing under the laws of Georgia (hereinafter, collectively with all
Additional Guarantors hereafter becoming a party hereto, the "Guarantor"), in favor of SUNTRUST BANK, ATLANTA, a Georgia banking corporation, as Agent (the
"Agent"), and WACHOVIA BANK, N.A., a national banking association, as
Co-Agent (the "Co-Agent) for the banks and other lending institutions parties to the Credit Agreement (as hereinafter defined) and each assignee thereof becoming a "Lender" as provided therein (the "Lenders"), and SUNTRUST BANK,
ATLANTA, in its capacity as Issuing Bank (the "Issuing Bank") (the Lenders, the Issuing Bank, the Agent and the Co-Agent being collectively referred to herein as the "Guaranteed Parties");


                             W I T N E S S E T H:


            WHEREAS,  MORRISON HEALTH CARE, INC., a
corporation  organized and
existing  under  the  laws of the  State  of  Georgia  (the
"Borrower"),  the
Lenders, the Issuing Bank, the Agent and the Co-Agent have entered into that certain Amended and Restated Credit Agreement dated as of July 2, 1998 (as the same may hereafter be amended, restated, supplemented or otherwise modified from time to time, and including all schedules, riders, and supplements thereto, the "Credit Agreement"; terms defined therein and not otherwise defined herein being used herein as therein defined);

            WHEREAS, the Borrower owns, directly or indirectly, all or a majority of the outstanding capital stock of the Guarantor;

            WHEREAS,  the  Borrower  and the  Guarantor
share an  identity of
interest  as  members  of  a  consolidated   group  of
companies  engaged  in
substantially   similar   businesses  with  the  Borrower
providing  certain
centralized financial, accounting and management services to the Guarantor;

            WHEREAS,  consummation of the transactions
pursuant to the Credit
Agreement  will  facilitate   expansion  and  enhance  the
overall  financial
strength and stability of the Borrower's entire corporate group, including the Guarantor; and

            WHEREAS, it is a condition precedent to the Lenders' and Issuing
Bank's obligations to enter into the Credit Agreement and to make extensions of credit thereunder that the Guarantor execute and deliver this Guaranty, and the Guarantor desires to execute and deliver this Guaranty to satisfy such condition precedent;






            NOW, THEREFORE, in consideration of the premises and in order to induce the Issuing Bank and the Lenders to enter into and perform their obligations under the Credit Agreement, the Guarantor hereby agrees as follows:

      SECTION 1.  Guaranty.    The   Guarantor    hereby,
irrevocably   and
unconditionally,  guarantees the punctual  payment when due, whether at stated
maturity,  by  acceleration  or  otherwise,  of all  Loans,
Letter  of Credit
Obligations  and all other  Obligations  owing by the
Borrower to the Lenders,
the Issuing Bank, the Agent or the Co-Agent,  or any of
them, under the Credit
Agreement,  the Notes,  any Letter of Credit and the other
Credit  Documents,
including all renewals,  extensions,  modifications and
refinancings  thereof,
now or hereafter owing,  whether for principal,  interest,
fees,  expenses or
otherwise,  and any  and  all  reasonable  out-of-pocket
expenses  (including
reasonable  attorneys'  fees actually  incurred and
expenses)  incurred by the
Agent  in  enforcing  any  rights  under  this  Guaranty
(collectively,   the
"Guaranteed Obligations"), including without limitation, all interest which, but for the filing of a petition in bankruptcy with respect to the Borrower, would accrue on any principal portion of the Guaranteed Obligations. Any and all payments by the Guarantor hereunder shall be made free and clear of and without deduction for any set-off, counterclaim, or withholding so that, in each case, each Guaranteed Party will receive, after giving effect to any
Taxes (as such term is defined in the Credit Agreement, but excluding Taxes imposed on overall net income of the Guaranteed Party to the same extent as excluded pursuant to the Credit Agreement), the full amount that it would otherwise be entitled to receive with respect to the Guaranteed Obligations
(but without duplication of amounts for Taxes already included in the
Guaranteed Obligations). The Guarantor acknowledges and agrees that this is a guarantee of payment when due, and not of collection, and that this
Guaranty may be enforced up to the full amount of the Guaranteed Obligations without proceeding against the Borrower, against any security for the
Guaranteed Obligations or under any other guaranty covering any portion of the Guaranteed Obligations.

      SECTION 2.  Guaranty  Absolute.   The  Guarantor
guarantees  that  the
Guaranteed Obligations will be paid strictly in accordance with the terms of the Credit Documents, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of any Guaranteed Party with respect thereto. The liability of the
Guarantor under this Guaranty shall be absolute and unconditional in accordance with its terms and shall remain in full force and effect without regard to, and shall not be released, suspended, discharged, terminated or otherwise affected by, any circumstance or occurrence whatsoever, including, without limitation, the following (whether or not the Guarantor consents thereto or has notice thereof):


            (a) any change in the time, place or manner of payment of, or in any other  term of,  all or any of the  Guaranteed
Obligations,  any
      waiver, indulgence, renewal, extension, amendment or modification of or addition, consent or supplement to or deletion from or any other action or  inaction  under or in  respect of the  Credit
Agreement,  the other
      Credit Documents, or any other documents, instruments or agreements relating to the Guaranteed Obligations or any other instrument or agreement referred to therein or any assignment or transfer of any thereof;

            (b)   any  lack  of  validity  or
enforceability  of  the  Credit
      Agreement,   the  other  Credit   Documents,   or  any
other  document,
      instrument or agreement referred to therein or any assignment or transfer of any thereof;

            (c) any furnishing to the Guaranteed Parties of any additional security for the Guaranteed Obligations, or any sale, exchange, release or surrender of, or realization on, any security for the Guaranteed
      Obligations;

            (d)   any  settlement  or  compromise  of any
of  the  Guaranteed
      Obligations, any security therefor, or any liability of any other party with respect to the Guaranteed Obligations, or any subordination of the payment of the Guaranteed Obligations to the payment of any other liability of the Borrower;

            (e)   any  bankruptcy,  insolvency,
reorganization,  composition,
      adjustment, dissolution, liquidation or other like proceeding relating to the Guarantor or the Borrower, or any action taken with respect to this Guaranty by any trustee or receiver, or by any court, in any such proceeding;

            (f)   any  nonperfection  of any security
interest or lien on any
      collateral, or any amendment or waiver of or consent to departure from any guaranty or security, for all or any of the Guaranteed Obligations;

            (g)   any  application  of sums paid by the
Borrower or any other
      Person  with  respect  to  the   liabilities  of  the
Borrower  to  the
      Guaranteed Parties, regardless of what liabilities of the Borrower remain unpaid;

            (h)   any act or failure to act by any
Guaranteed  Party which may
      adversely affect the Guarantor's subrogation rights, if any, against the Borrower to recover payments made under this Guaranty; and

            (i)   any other  circumstance  which might
otherwise  constitute a
      defense available to, or a discharge of, the Guarantor.


If claim is ever made upon any Guaranteed Party for repayment or recovery of any amount or amounts received in payment or on account of any of the
Guaranteed Obligations, and any Guaranteed Party repays all or part of said amount by reason of (a) any judgment, decree or order of any court or administrative body having jurisdiction over the Guaranteed Party or any of its property, or (b) any settlement or compromise of any such claim effected by the Guaranteed Party with any such claimant (including the Borrower or a trustee in bankruptcy for the Borrower), then and in such event the Guarantor agrees that any such judgment, decree, order, settlement or compromise shall be binding on it, notwithstanding any revocation hereof or the cancellation of the Credit Agreement, the other Credit Documents, or any other instrument evidencing any liability of the Borrower, and the Guarantor shall be and remain liable to the Guaranteed Party for the amounts so repaid or recovered to the same extent as if such amount had never originally been paid to the
Guaranteed Party.

      SECTION 3. Waiver. The Guarantor hereby waives notice of acceptance of this Guaranty, notice of any liability to which it may apply, and further waives presentment, demand of payment, protest, notice of dishonor or nonpayment of any such liabilities, suit or taking of other action by the
Guaranteed Parties against, and any other notice to, the Borrower or any other party liable with respect to the Guaranteed Obligations (including the
Guarantor or any other Person executing a guaranty of the obligations of the
Borrower).

      SECTION 4.  Waiver   of   Subrogation;   Rights  of
Contribution.   No
Guarantor will exercise any rights against the Borrower which it may acquire by way of subrogation or contribution, by any payment made hereunder or otherwise and each Guarantor hereby expressly waives any claim, right or remedy which such Guarantor may now have or hereafter acquire against the
Borrower that arises hereunder and/or from the performance by the Guarantor hereunder, including, without limitation, any claim, right or remedy of any
Guaranteed Party against the Borrower or any security which any Guaranteed
Party now has or hereafter acquires, whether or not such claim, right or remedy arises in equity, under contract, by statute, under color of law or otherwise unless and until the Guaranteed Obligations have been indefeasibly paid in full.


            The  following  provisions of this Section 4
shall be effective at
all times when there are multiple  guarantors party hereto.
In the event that
any  Guarantor  (the "Funding  Guarantor")  shall make any
payment or payments
under this  Guaranty or shall  suffer any loss as a result
of any  realization
upon any collateral  granted by it to secure its obligations hereunder,  each
other  Guarantor   (each,  a  "Contributing   Guarantor")
hereby  agrees  to
contribute  to the  Funding  Guarantor  an amount  equal to
such  Contributing
Guarantor's  pro rata  share of such  payment  or  payments
made,  or  losses
suffered,  by such Funding  Guarantor  determined by
reference to the ratio of
(a) the dollar amount of the percentage of each such
Contributing  Guarantor's
Net Assets (without giving effect to any right to receive
any  contribution or
subrogation or obligation to make any contribution
hereunder),  to (b) the sum
of the  Net  Assets  of  all  Guarantors  (including  the
Funding  Guarantor)
hereunder  (without  giving  effect to any right to  receive contribution  or
subrogation  hereunder or any obligation to make any
contribution  hereunder);
provided,  that the Contributing  Guarantor shall not be
obligated to make any
such  payment to the Funding  Guarantor if the  Contributing
Guarantor is not
solvent  at the time of such  contribution  or if the
Contributing  Guarantor
would be rendered  not solvent as a result  thereof.
Nothing in this  Section
shall affect each Guarantor's  several  liability for the
entire amount of the
Guaranteed  Obligations,   subject  only  to  the
limitations  set  forth  in
Section 14.  For the  purposes of this  Section 4, (x) the
"Net Assets" of any
Guarantor shall mean the highest amount, as of any Determination Date, by which (A) the aggregate present fair saleable value of the assets of such
Guarantor exceeds (B) the amount of all the debts and liabilities of such
Guarantor (including contingent, subordinated, unmatured and unliquidated liabilities, but excluding the obligations of such Guarantor hereunder), and
(y) "Determination Date" shall mean each of (1) the Closing Date, (2) the date of commencement of a case under the Bankruptcy Code in which a Guarantor is a debtor, and (3) the date enforcement hereunder is sought with respect to such Guarantor. Each Funding Guarantor covenants and agrees that its right to receive any contribution from any Contributing Guarantor hereunder shall be subordinated and junior in right of payment in full of all of the
Guaranteed Obligations.

      SECTION 5.  Severability.  Any  provision  of  this
Guaranty  which  is
prohibited  or   unenforceable   in  any   jurisdiction
shall,  as  to  such
jurisdiction,   be   ineffective   to  the  extent  of  such
prohibition  or
unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

      SECTION 6. Amendments, Etc. No amendment or waiver of any provision of this Guaranty nor consent to any departure by the Guarantor therefrom shall in any event be effective unless the same shall be in writing executed by the Agent.

      SECTION 7.  Notices. All notices and other
communications  provided for
hereunder shall be given in the manner specified in the Credit Agreement (i) in the case of the Agent, at the address specified for the Agent in the
Credit Agreement, and (ii) in the case of the Guarantor, at the addresses specified for the Guarantor in this Guaranty or the applicable supplement hereto.

      SECTION 8. No Waiver; Remedies. No failure on the part of the Agent or other Guaranteed Parties to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. No notice to or demand on the Guarantor in any case shall entitle the Guarantor to any other further notice or demand in any similar or other circumstances or constitute a waiver of the rights of the Agent or other Guaranteed Parties to any other or further action in any circumstances without notice or demand. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.


      SECTION 9. Right Of Set Off. In addition to and not in limitation of all rights of offset that the Agent or other Guaranteed Parties may have under applicable law, the Agent or other Guaranteed
Parties shall,  upon the
occurrence of any Event of Default and whether or not the Agent or other
Guaranteed Parties have made any demand or the Guaranteed Obligations are matured, have the right to appropriate and apply to the payment of the
Guaranteed Obligations, all deposits of the Guarantor (general or special, time or demand, provisional or final) then or thereafter held by and other indebtedness or property then or thereafter owing by the Agent or other
Guaranteed Parties to the Guarantor, whether or not related to this Guaranty or any transaction hereunder. The Guaranteed Parties shall promptly notify the Guarantor of any offset hereunder.

      SECTION 10. Continuing   Guaranty;   Transfer   Of
Obligations.   This
Guaranty is a continuing guaranty and shall (i) remain in full force and effect until payment in full of the Guaranteed Obligations and all other amounts payable under this Guaranty and the termination of the Commitments,
(ii) be binding upon the Guarantor, its successors and assigns, and (iii) inure to the benefit of and be enforceable by the Agent, its successors, transferees and assigns, for the benefit of the Guaranteed Parties.

      SECTION 11. Governing Law;  Appointment Of Agent For
Service Of Process;
Submission To Jurisdiction; Waiver of Jury Trial.

            (a)   THIS GUARANTY AND THE RIGHTS AND
OBLIGATIONS OF THE PARTIES
      HEREUNDER  SHALL BE CONSTRUED IN ACCORDANCE  WITH AND
BE GOVERNED BY THE
      LAWS OF THE STATE OF GEORGIA  (WITHOUT  GIVING EFFECT
TO THE CONFLICT OF
      LAW PRINCIPLES THEREOF).


            (b)   ANY  LEGAL  ACTION  OR  PROCEEDING   WITH
RESPECT  TO  THIS
      GUARANTY  OR  OTHERWISE  RELATED  HERETO MAY BE
BROUGHT IN THE  SUPERIOR
      COURT OF FULTON  COUNTY OF THE STATE OF GEORGIA OR OF
THE UNITED  STATES
      OF AMERICA FOR THE NORTHERN  DISTRICT OF GEORGIA,
AND, BY EXECUTION AND
      DELIVERY OF THIS GUARANTY,  THE GUARANTOR  HEREBY
CONSENTS,  FOR ITSELF
      AND IN RESPECT OF ITS  PROPERTY,  TO THE  JURISDICTION
OF THE AFORESAID
      COURTS SOLELY FOR THE PURPOSE OF  ADJUDICATING  ITS
RIGHTS OR THE RIGHTS
      OF THE AGENT AND OTHER GUARANTEED  PARTIES WITH
RESPECT TO THIS GUARANTY
      OR  ANY  DOCUMENT  RELATED  HERETO.  THE  GUARANTOR
HEREBY  IRREVOCABLY
      DESIGNATES  PRENTICE  HALL  CORPORATION  OF  ATLANTA,
GEORGIA,  AS  THE
      DESIGNEE,  APPOINTEE AND AGENT OF THE  GUARANTOR TO
RECEIVE,  FOR AND ON
      BEHALF OF THE GUARANTOR,  SERVICE OF PROCESS IN SUCH
JURISDICTION IN ANY
      LEGAL  ACTION  OR  PROCEEDING  WITH  RESPECT  TO  THIS
GUARANTY  OR ANY
      DOCUMENT  RELATED  HERETO  AND SUCH  SERVICE  SHALL BE
DEEMED  COMPLETED
      THIRTY DAYS AFTER MAILING  THEREOF TO SAID AGENT.  IT
IS UNDERSTOOD THAT
      A COPY OF SUCH PROCESS  SERVED ON SUCH AGENT WILL BE
PROMPTLY  FORWARDED
      BY  SUCH  LOCAL  AGENT  AND BY THE  SERVER  OF
PROCESS  BY  MAIL TO THE
      GUARANTOR  AT ITS  ADDRESS  SET FORTH  HEREIN,  BUT
THE  FAILURE  OF THE
      GUARANTOR  TO RECEIVE  SUCH COPY SHALL NOT, TO THE
EXTENT  PERMITTED  BY
      APPLICABLE  LAW,  AFFECT IN ANY WAY THE  SERVICE  OF
SUCH  PROCESS.  THE
      GUARANTOR HEREBY  IRREVOCABLY WAIVES ANY OBJECTION,
INCLUDING,  WITHOUT
      LIMITATION,  ANY  OBJECTION  TO THE  LAYING  OF  VENUE
OR  BASED ON THE
      GROUNDS OF FORUM NON  CONVENIENS,  WHICH IT MAY NOW OR
HEREAFTER HAVE TO
      THE   BRINGING  OF  ANY  ACTION  OR   PROCEEDING   IN
SUCH   RESPECTIVE
      JURISDICTIONS  IN  RESPECT  OF THIS  GUARANTY  OR ANY
DOCUMENT  RELATED
      THERETO.  NOTHING  HEREIN  SHALL  AFFECT THE RIGHT OF
THE AGENT TO SERVE
      PROCESS  IN ANY  OTHER  MANNER  PERMITTED  BY LAW OR
TO  COMMENCE  LEGAL
      PROCEEDINGS  OR  OTHERWISE  PROCEED  AGAINST THE
GUARANTOR IN ANY OTHER
      JURISDICTION.

            (c)   TO THE EXTENT  PERMITTED BY  APPLICABLE
LAW, THE  GUARANTOR
      HEREBY  IRREVOCABLY  WAIVES  ALL  RIGHT OF TRIAL BY
JURY IN ANY  ACTION,
      PROCEEDING OR  COUNTERCLAIM  ARISING OUT OF OR IN
CONNECTION  WITH THIS
      GUARANTY  OR  ANY  OTHER  CREDIT  DOCUMENT  OR  ANY
MATTER  ARISING  IN
      CONNECTION HEREUNDER OR THEREUNDER.

      SECTION 12. Subordination   Of  the  Borrower's
Obligations  To  the
Guarantor.   As  an  independent  covenant,  the  Guarantor
hereby  expressly
covenants  and  agrees  for the  benefit  of the Agent  and
other  Guaranteed
Parties  that  all   obligations  and  liabilities  of  the
Borrower  to  the
Guarantor  of  whatsoever  description  including,   without
limitation,  all
intercompany receivables of the Guarantor from the Borrower ("Junior Claims") shall be subordinate and junior in right of payment to all obligations of the
Borrower to the Agent and other Guaranteed Parties under the terms of the
Credit Agreement and the other Credit Documents ("Senior
Claims").

            If an Event of Default shall occur, then, unless and until such
Event of Default shall have been cured, waived, or shall have ceased to exist, no direct or indirect payment (in cash, property, securities by setoff or otherwise) shall be made by the Borrower to the Guarantor on account of or in any manner in respect of any Junior Claim except such payments and distributions the proceeds of which shall be applied to the payment of Senior
Claims.


            In the event of a Proceeding (as hereinafter defined), all Senior
Claims shall first be paid in full before any direct or indirect payment or distribution (in cash, property, securities by setoff or otherwise) shall be made to any Guarantor on account of or in any manner in respect of any Junior
Claim except such payments and distributions the proceeds of which shall be applied to the payment of Senior Claims. For the purposes of the previous sentence, "Proceeding" means the Borrower or the Guarantor shall commence a voluntary case concerning itself under the Bankruptcy Code or any other applicable bankruptcy laws; or any involuntary case is commenced against the
Borrower or the Guarantor; or a custodian (as defined in the Bankruptcy Code or any other applicable bankruptcy laws) is appointed for, or takes charge of, all or any substantial part of the property of the Borrower or the
Guarantor, or the Borrower or the Guarantor commences any other proceedings under any reorganization arrangement, adjustment of debt, relief of debtor, dissolution, insolvency or liquidation or similar law of any jurisdiction whether now or hereafter in effect relating to the Borrower or the Guarantor, or any such proceeding is commenced against the Borrower or the Guarantor, or the Borrower or the Guarantor is adjudicated insolvent or bankrupt; or any order of relief or other order approving any such case or proceeding is entered; or the Borrower or the Guarantor suffers any appointment of any custodian or the like for it or any substantial part of its property; or the
Borrower or the Guarantor makes a general assignment for the benefit of creditors; or the Borrower or the Guarantor shall fail to pay, or shall state that it is unable to pay, or shall be unable to pay, its debts generally as they become due; or the Borrower or the Guarantor shall call a meeting of its creditors with a view to arranging a composition or adjustment of its debts;
or the Borrower or the Guarantor shall by any act or failure to act indicate its consent to, approval of or acquiescence in any of the foregoing; or any corporate action shall be taken by the Borrower or the Guarantor for the purpose of effecting any of the foregoing.

            In the event any direct or indirect payment or distribution is made to the Guarantor in contravention of this Section 12, such payment or distribution shall be deemed received in trust for the benefit of the Agent and other Guaranteed Parties and shall be immediately paid over to the Agent for application against the Guaranteed Obligations in accordance with the terms of the Credit Agreement.

            The Guarantor agrees to execute such additional documents as the
Agent may reasonably request to evidence the subordination provided for in this Section 12.

      SECTION 13. Automatic   Acceleration   in  Certain
Events.   Upon  the
occurrence  of an Event of Default  specified  in  Section
8.07 of the Credit
Agreement, all Guaranteed Obligations shall automatically become immediately due and payable by the Guarantor, without notice or other action on the part of the Agent or other Guaranteed Parties, and regardless of whether payment of the Guaranteed Obligations by the Borrower has then been accelerated. In addition, if any event of the types described in Section
8.07 of the Credit
Agreement should occur with respect to the Guarantor, then the Guaranteed
Obligations shall automatically become immediately due and payable by the
Guarantor, without notice or other action on the part of the Agent or other
Guaranteed Parties, and regardless of whether payment of the Guaranteed
Obligations by the Borrower has then been accelerated.

      SECTION 14. Savings Clause. (a) It is the intent of the Guarantor and the Guaranteed Parties that the Guarantor's maximum obligations hereunder shall be, but not in excess of:


                    (i) in a case or  proceeding  commenced
by or against the
            Guarantor under the Bankruptcy Code on or within one year from the date on which any of the Guaranteed
Obligations are incurred,
            the maximum amount which would not otherwise cause the Guaranteed
            Obligations (or any other obligations of the Guarantor to the
            Guaranteed  Parties) to be avoidable or
unenforceable  against the
            Guarantor  under (A) Section 548 of the
Bankruptcy Code or (B) any
            state fraudulent transfer or fraudulent
conveyance act or statute
            applied in such case or proceeding by virtue of Section 544 of the Bankruptcy Code; or

                  (ii) in a case or  proceeding  commenced
by or against  the
            Guarantor  under the Bankruptcy  Code
subsequent to one year from
            the date on which any of the Guaranteed
Obligations are incurred,
            the  maximum   amount   which  would  not
otherwise   cause  the
            Guaranteed  Obligations (or any other
obligations of the Guarantor
            to  the  Guaranteed  Parties)  to be  avoidable
or  unenforceable
            against  the  Guarantor  under any state
fraudulent  transfer  or
            fraudulent  conveyance act or statute  applied
in any such case or
            proceeding by virtue of Section 544 of the
Bankruptcy Code; or

                  (iii) in a case or  proceeding  commenced
by or against the
            Guarantor  under any law,  statute  or
regulation  other than the
            Bankruptcy  Code  (including,   without
limitation,   any  other
            bankruptcy, reorganization,  arrangement,
moratorium, readjustment
            of debt, dissolution,  liquidation or similar
debtor relief laws),
            the maximum amount which would not otherwise
cause the Guaranteed
            Obligations  (or any other  obligations  of the
Guarantor  to the
            Guaranteed  Parties) to be avoidable or
unenforceable  against the
            Guarantor  under  such  law,  statute  or
regulation   including,
            without limitation, any state fraudulent transfer or fraudulent conveyance act or statute applied in any such case or proceeding.

(The substantive laws under which the possible avoidance or unenforceability of the Guaranteed Obligations (or any other obligations of the Guarantor to the Guaranteed Parties) shall be determined in any such case or proceeding shall hereinafter be referred to as the "Avoidance
Provisions").


            (b)   To the end set  forth  in  Section  14(a),
but  only to the
      extent that the  Guaranteed  Obligations  would
otherwise be subject to
      avoidance under the Avoidance  Provisions if the
Guarantor is not deemed
      to have  received  valuable  consideration,  fair
value  or  reasonably
      equivalent  value for the Guaranteed  Obligations,  or
if the Guaranteed
      Obligations  would  render  the  Guarantor
insolvent,   or  leave  the
      Guarantor  with an  unreasonably  small capital to
conduct its business,
      or cause the  Guarantor to have  incurred  debts (or
to have intended to
      have  incurred  debts)  beyond  its  ability  to pay
such  debts as they
      mature,  in each case as of the time any of the
Guaranteed  Obligations
      are deemed to have been  incurred  under the
Avoidance  Provisions  and
      after giving effect to the  contribution  by the
Guarantor,  the maximum
      Guaranteed   Obligations   for  which  the  Guarantor
shall  be  liable
      hereunder shall be reduced to that amount which, after giving effect thereto,  would  not  cause  the  Guaranteed
Obligations  (or any other
      obligations of the Guarantor to the Guaranteed
Parties),  as so reduced,
      to  be  subject  to  avoidance  under  the  Avoidance
Provisions.  This
      Section  14(b)  is  intended  solely  to  preserve
the  rights  of  the
      Guaranteed Parties hereunder to the maximum extent that would not cause the Guaranteed Obligations of the Guarantor to be subject to avoidance under the Avoidance Provisions, and neither the Guarantor nor any other Person shall have any right or claim under this Section 14 as against the Guaranteed Parties that would not otherwise be available to such Person under the Avoidance Provisions.

            (c)   None of the  provisions  of this  Section
14 are intended in
      any manner to alter the obligations of any holder of Subordinated Debt or the rights of the holders of "senior indebtedness" as provided by the terms of the Subordinated Debt. Accordingly, it is the intent of the Guarantor that, in the event that any payment or distribution is made with respect to the Subordinated Debt prior to the payment in full of the Guaranteed Obligations by virtue of the provisions of this
      Section 14, in any case or proceeding of the kinds described in clauses
      (i)-(iii) of Section 14(a), the holders of the Subordinated Debt shall be obligated to pay or deliver such payment or distribution to or for the benefit of the Guaranteed Parties. Furthermore, in respect of the
      Avoidance Provisions, it is the intent of the Guarantor that the subrogation  rights of the holders of Subordinated
Debt with respect to
      the obligations of the Guarantor under this Guaranty, be subject in all respects to the provisions of Section 14(b).

      SECTION 15. Information. The Guarantor assumes all responsibility for being and keeping itself informed of the Borrower's financial condition and assets, and of all other circumstances bearing upon the risk of nonpayment of the Guaranteed Obligations and the nature, scope and extent of the risks that the Guarantor assumes and incurs hereunder, and agrees that none of the
Guaranteed Parties will have any duty to advise the Guarantor of information known to it or any of them regarding such circumstances or risks.

      SECTION 16. Representations  and  Warranties.  The
Guarantor  represents
and warrants as to itself that all representations and warranties relating to it contained in Sections 6.01 through 6.06 of the Credit
Agreement  are true
and correct.

      SECTION 17. Survival of Agreement. All agreements, representations and warranties made herein shall survive the execution and delivery of this
Guaranty and the Credit Agreement, the making of the Loans, the issuance of the Letters of Credit, and the execution and delivery of the Notes and the other Credit Documents.

      SECTION 18. Counterparts.  This  Guaranty and any
amendments,  waivers,
consents or supplements may be executed in any number of
counterparts  and by
different  parties  hereto in  separate  counterparts,  each of which  when so
executed  and   delivered   shall  be  deemed  an
original,   but  all  such
counterparts together shall constitute but one and the same instrument.


      SECTION 19. Additional  Guarantors.  Upon  execution
and delivery by any
Subsidiary  of the  Borrower  of an  instrument  in the form of Annex 1,  such
Subsidiary of the Borrower  shall become a Guarantor
hereunder  with the same
force  and  effect  as  if  originally  named  a  Guarantor
herein  (each  an
"Additional  Guarantor")  and its  obligations  hereunder
shall be joint  and
several  with  the   Guarantor.   The  execution  and
delivery  of  any  such
instrument  shall not require the  consent of any other
Guarantor  hereunder.
The rights and obligations of the Guarantor hereunder shall remain in full force and effect notwithstanding the addition of any Additional Guarantor as a party to this Guaranty.


            IN WITNESS  WHEREOF,  the Guarantor and the
Agent have caused this
Guaranty to be duly executed and delivered by their respective duly authorized officers as of the date first above written in Atlanta, Georgia.

Address for Notices:                CULINARY SOLUTIONS, INC.

1955 Lake Park Dr., S.E.
Suite 400
Smyrna, Georgia  30080

                                    By:/s/  K. W.Engwall
                                    Name:   K. Wyatt Engwall
Attn: Wyatt Engwall                 Title:  Senior Vice
President, Finance

Telecopy: (770) 437-3349
                                   Attest:/s/     John E.
Fountain
                                           Name:  John E.
Fountain
                                           Title: Secretary


[CORPORATE SEAL]


STATE OF GEORGIA
COUNTY OF COBB


Signed, sealed and delivered
in the presence of:

NICOLE DORNBUSCH
Notary Public

Date Executed by Notary:
July 1, 1998


My commission expires:
November 11, 2000


[NOTARIAL SEAL]


                                    SUNTRUST BANK, ATLANTA
                                    ("Agent")


                                    By:/s/  Daniel S.
Komitor
                                          Name:  Daniel S.
Komitor
                                          Title: Vice
President


                                    By:/s/ R. Michael Dunlap
                                          Name: R. Michael
Dunlap
                                          Title:Vice
President

                                    WACHOVIA BANK, N.A.
                                    ("Co-Agent")


                                    By:/s/   John C. Canty
                                          Name: John C.
Canty
                                          Title:Banking
Officer


                                    By:
                                          Name:
                                                Title:

SECTION 12 OF THE
FOREGOING GUARANTY
ACKNOWLEDGED AND
AGREED TO:


MORRISON HEALTH CARE, INC.


By:/s/ K. W. Engwall
   Name: K. Wyatt Engwall
   Title:Senior Vice President, Finance
         and Assistant Secretary



                                  SUPPLEMENT
                                      TO
                         SUBSIDIARY GUARANTY AGREEMENT


            THIS   SUPPLEMENT   TO   SUBSIDIARY   GUARANTY
AGREEMENT   (this
"Supplement to Guaranty Agreement"), dated as of ___________, _____, made by
______________________,  a ________ corporation (the
"Additional  Guarantor"),
in favor of SUNTRUST BANK, ATLANTA, a Georgia banking corporation, as Agent
(the "Agent") and WACHOVIA BANK, N.A., a national bank association, as
Co-Agent (the "Co-Agent") for the banks and other lending institutions parties to the Credit Agreement (as hereinafter defined) and each assignee thereof becoming a "Lender" as provided therein (the "Lenders"), and SUNTRUST
BANK ATLANTA,  as Issuing Bank (the "Issuing Bank"), the
Lenders,  the Issuing
Bank, the Agent and the Co-Agent being collectively referred to herein as the
"Guaranteed Parties").


                             W I T N E S S E T H:


            WHEREAS,   MORRISON  HEALTH  CARE,  INC.  (the
"Borrower"),   the
Lenders, the Issuing Bank, the Agent and the Co-Agent are parties to an
Amended and Restated Credit Agreement, dated as of July 2, 1998 (as the same may hereafter be amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") pursuant to which the Lenders have made commitments to make loans and the Issuing Bank has committed to issue Letters of Credit to the Borrower;

            WHEREAS, Culinary Solutions, Inc., a Subsidiary of the Borrower ( the "Subsidiary Guarantor") has executed and delivered a Subsidiary Guaranty
Agreement dated as of July 2, 1998 (the "Subsidiary Guaranty") pursuant to which the Subsidiary Guarantor has agreed to guarantee all of the obligations of the Borrower under the Credit Agreement and the other Credit Documents (as defined in the Credit Agreement);

            WHEREAS,   the  Borrower,   the   Subsidiary
Guarantor  and  the
Additional   Guarantor  share  an  identity  of  interests
as  members  of  a
consolidated group of companies engaged in substantially
similar  businesses;
the  Borrower   provides  certain   centralized   financial,
accounting  and
management services to the Additional Guarantor; and the making of the loans will facilitate expansion and enhance the overall financial strength and stability of the Borrower's corporate group, including the Additional
Guarantor;


            WHEREAS, it is a condition subsequent to the Lenders' obligation to make loans to the Borrower and the Issuing Bank's obligation to issue letters of credit on behalf of the Borrower under the Credit Agreement that the Additional Guarantor execute and deliver to the Agent this Supplement to
Guaranty Agreement, and the Additional Guarantor desires to execute and deliver this Supplement to Guaranty Agreement to satisfy such condition subsequent;

            NOW, THEREFORE, in consideration of the premises and in order to induce the Lenders to make the loans to the Borrower and the Issuing Bank to issue letters of credit on behalf of the Borrower under the Credit Agreement, the Additional Guarantor hereby agrees as follows:

1. Defined Terms. Capitalized terms not otherwise defined herein which are used in the Subsidiary Guaranty are used herein with the meanings specified for such terms in the Subsidiary Guaranty.

2.    Additional  Guarantor.  The Additional Guarantor
agrees that it shall be
and become a Guarantor for all purposes of the  Subsidiary
Guaranty and shall
be fully  liable,  jointly  and  severally  thereunder  to
the Agent and other
Guaranteed  Parties to the same  extent and with the same
effect as though the
Additional  Guarantor had been a Guarantor originally
executing and delivering
the  Subsidiary  Guaranty.  Without  limiting the
foregoing,  the  Additional
Guarantor  hereby jointly and severally  (with respect to
the guaranties  made
by the Subsidiary  Guarantor under the Subsidiary
Guaranty),  irrevocably and
unconditionally,  guarantees the punctual  payment when due, whether at stated
maturity  by  acceleration  of  otherwise,  of the
Borrowings  and all  other
Obligations (as defined in the Credit  Agreement,  and
including all renewals,
extensions,   modifications  and  refinancings   thereof,
now  or  hereafter
existing, whether for principal, interest, fees, expenses or otherwise, and any and all expenses (including reasonable attorneys' fees actually incurred and reasonable out-of-pocket expenses) incurred by the Agent and other
Guaranteed Parties in enforcing any rights under the Subsidiary Guaranty (as supplemented hereby), subject, however, to the limitations expressly provided in the Subsidiary Guaranty in Section 14 thereof. All references in the
Subsidiary Guaranty to the "Guarantor" shall be deemed to include and to refer to the Additional Guarantor.

3.    Governing Law; Appointment of Agent for Service of
Process;
      Submission to Jurisdiction; Waiver of Jury Trial.

            (a)   THIS  SUPPLEMENT  TO GUARANTY  AGREEMENT
AND THE RIGHTS AND
OBLIGATIONS  OF THE PARTIES  HEREUNDER  SHALL BE CONSTRUED
IN ACCORDANCE  WITH
AND BE GOVERNED BY THE LAWS OF THE STATE OF GEORGIA
(WITHOUT GIVING EFFECT TO
THE CONFLICT OF LAW PRINCIPLES THEREOF).


            (b)   ANY  LEGAL  ACTION  OR  PROCEEDING   WITH
RESPECT  TO  THIS
SUPPLEMENT  TO  GUARANTY  AGREEMENT  RELATED  HERETO  MAY
BE  BROUGHT  IN THE
SUPERIOR  COURT OF  FULTON  COUNTY OF THE STATE OF  GEORGIA
OR OF THE  UNITED
STATES OF AMERICA FOR THE NORTHERN DISTRICT OF GEORGIA,
AND, BY EXECUTION AND
DELIVERY OF THIS SUPPLEMENT TO GUARANTY  AGREEMENT,  THE
ADDITIONAL  GUARANTOR
HEREBY  CONSENTS,   FOR  ITSELF  AND  IN  RESPECT  OF  ITS
PROPERTY,  TO  THE
JURISDICTION  OF THE AFORESAID  COURTS SOLELY FOR THE
PURPOSE OF  ADJUDICATING
ITS  RIGHTS  OR THE  RIGHTS  OF THE  AGENT OR OTHER
GUARANTEED  PARTIES  WITH
RESPECT TO THIS  SUPPLEMENT  TO GUARANTY  AGREEMENT  OR ANY
DOCUMENT  RELATED
HERETO.   THE  ADDITIONAL   GUARANTOR   HEREBY   IRREVOCABLY
DESIGNATES  CSC
CORPORATION  SERVICES OF ATLANTA,  GEORGIA,  AS THE
DESIGNEE,  APPOINTEE  AND
AGENT  OF THE  ADDITIONAL  GUARANTOR  TO  RECEIVE,  FOR AND
ON  BEHALF  OF THE
ADDITIONAL  GUARANTOR,  SERVICE OF PROCESS IN SUCH
JURISDICTION  IN ANY LEGAL
ACTION OR PROCEEDING WITH RESPECT TO THIS SUPPLEMENT TO
GUARANTY  AGREEMENT OR
ANY DOCUMENT  RELATED HERETO AND SUCH SERVICE SHALL BE
DEEMED COMPLETED THIRTY
(30) DAYS AFTER MAILING  THEREOF TO SAID AGENT.  IT IS
UNDERSTOOD  THAT A COPY
OF SUCH PROCESS SERVED ON SUCH AGENT WILL BE PROMPTLY
FORWARDED BY SUCH LOCAL
AGENT AND BY THE SERVER OF PROCESS BY MAIL TO THE ADDITIONAL
GUARANTOR AT ITS
ADDRESS SET FORTH  HEREIN,  BUT THE  FAILURE OF THE
ADDITIONAL  GUARANTOR  TO
RECEIVE  SUCH COPY  SHALL NOT,  TO THE EXTENT  PERMITTED  BY
APPLICABLE  LAW,
AFFECT  IN ANY WAY THE  SERVICE  OF SUCH  PROCESS.  THE
ADDITIONAL  GUARANTOR
HEREBY IRREVOCABLY WAIVES ANY OBJECTION,  INCLUDING,
WITHOUT LIMITATION,  ANY
OBJECTION  TO THE  LAYING  OF  VENUE  OR BASED  ON THE
GROUNDS  OF FORUM  NON
CONVENIENS,  WHICH IT MAY NOW OR HEREAFTER  HAVE TO THE
BRINGING OF ANY ACTION
OR PROCEEDING IN SUCH RESPECTIVE  JURISDICTIONS  IN RESPECT
OF THIS SUPPLEMENT
TO GUARANTY  AGREEMENT OR ANY DOCUMENT RELATED  THERETO.
NOTHING HEREIN SHALL
AFFECT THE RIGHT OF THE AGENT TO SERVE  PROCESS IN ANY OTHER
MANNER  PERMITTED
BY LAW OR TO COMMENCE  LEGAL  PROCEEDINGS  OR  OTHERWISE
PROCEED  AGAINST THE
ADDITIONAL GUARANTOR IN ANY OTHER JURISDICTION.

            (c)   TO THE EXTENT  PERMITTED BY APPLICABLE
LAW, THE  ADDITIONAL
GUARANTOR HEREBY  IRREVOCABLY WAIVES ALL RIGHT OF TRIAL BY
JURY IN ANY ACTION,
PROCEEDING  OR  COUNTERCLAIM  ARISING  OUT  OF  OR  IN
CONNECTION  WITH  THIS
SUPPLEMENT  TO GUARANTY  AGREEMENT OR ANY OTHER CREDIT
DOCUMENT OR ANY MATTER
ARISING IN CONNECTION HEREUNDER OR THEREUNDER.


            IN WITNESS WHEREOF, the Additional Guarantor has caused this
Supplement to Guaranty to be duly executed and delivered under seal by its duly authorized officers as of the date first above written.

Address for Notices:                      ADDITIONAL
GUARANTOR:



                                    By:
                                         Title:


                                    Attest:
                                              Title:


[CORPORATE SEAL]





                                  EXHIBIT D

                             CLOSING CERTIFICATE

      The undersigned, being the ______________ of MORRISON
HEALTH CARE,
INC., a Georgia corporation (the "Borrower"), hereby gives this certificate to induce SUNTRUST BANK, ATLANTA, a Georgia banking corporation, and the other Lenders party to the Credit Agreement described below (referred to collectively as the "Lenders"), SUNTRUST BANK, ATLANTA, as the issuing bank
(the "Issuing Bank"), and SUNTRUST BANK, ATLANTA, as Agent (the "Agent") for the Issuing Bank and the Lender, and WACHOVIA BANK, N.A. as Co-Agent (the
"Co-Agent") for the Issuing Bank and the Lender, to consummate certain financial accommodations with the Borrower pursuant to the terms of the
Amended and Restated Credit Agreement dated as of July 2, 1998 by and among the Borrower, Lenders, the Issuing Bank, the Agent and the Co-Agent (the
"Credit Agreement"). Capitalized terms used herein and not defined herein have the same meanings assigned to them in the Credit
Agreement:

      The undersigned hereby certifies to the Agent, the Co-
Agent, the
Issuing Bank and the Lenders that:

1.    In his aforesaid capacity as the
______________________ of the
Borrower, he has knowledge of the business and financial affairs of the
Borrower sufficient to issue this certificate and is authorized and empowered to issue this certificate for and on behalf of the Borrower.

2.    All representations and warranties contained in
Article V of the Credit
Agreement are true and correct in all material respects on and as of the date hereof.

3. After giving effect to the initial Loans to be made to, or initial
Letters of Credit to be issued on behalf of, the Borrower pursuant to the
Credit Agreement on the Closing Date, no Default or Event of
Default has
occurred and is continuing.

4. Since the date of the unaudited proforma financial statements of the
Consolidated Companies described in Section 5.15 of the Credit Agreement, there has been no change which has had or could reasonably be expected to have a Materially Adverse Effect.

5. The Advances to be made or Letters of Credit issued on the date hereof are being used solely for the purposes provided in the Credit Agreement, and such Advances and Letters of Credit and use of proceeds thereof will not contravene, violate or conflict with, or involve the Agent, the Issuing Bank or any Lender in a violation of, any law, rule, injunction, or regulation, or determination of any court of law or other governmental authority, applicable to the Borrower.
1.



6. The conditions precedent set forth in Sections 4.01 and 4.02 of the
Credit Agreement have been or will be satisfied (or have been waived pursuant to the terms of the Credit Agreement) prior to or concurrently with the making of the initial Loans or issuance of initial Letters of Credit under the Credit Agreement.

7.    The execution, delivery and performance by the Credit
Parties of the
Credit Documents will not violate any Requirement of Law or cause a breach or default under any of their respective Contractual
Obligations.

8. Each of the Credit Parties has the corporate power and authority to make, deliver and perform the Credit Documents to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of such Credit Documents. No consents or authorization of, or filing with, any Person (including, without limitation, any governmental authority), is required in connection with the execution, delivery or performance by any Credit Party, or the validity or enforceability against any Credit Party, of the Credit Documents, other than such consents, authorizations or filings which have been made or obtained.

      IN WITNESS WHEREOF, the undersigned has executed this certificate in his aforesaid capacity as of this 2nd day of July, 1998.



                                    By:
                                    Title:




                                   EXHIBI E
                                   --------




                                 July 2, 1998


To:   Each of the Lenders who are parties to the Credit
Agreement referenced
      below and each assignee thereof that becomes a "Lender" as provided therein, SunTrust Bank, Atlanta, as Swing Line Lender,
Issuing Bank and
      Agent, and Wachovia Bank, N.A., as Co-Agent

      Re:   Amended and Restated Credit Agreement dated as
of July 2, 1998
            (the "Credit Agreement"), among Morrison Health
Care, Inc., each
            of the Lenders listed on the signature pages
thereto, SunTrust
            Bank, Atlanta, as Swing Line Lender , Issuing
Bank and Agent, and
            Wachovia Bank, N.A., as Co-Agent

Ladies and Gentlemen:

      This opinion is furnished pursuant to Section 4.01(i) of the Credit
Agreement. Terms used herein which are defined in the Credit Agreement shall have the respective meanings set forth or referred to in the Credit
Agreement, unless otherwise defined herein.

      We have acted as counsel for Morrison Health Care, Inc., a Georgia corporation (the "Borrower"), and Culinary Solutions, Inc., a Georgia corporation (the "Guarantor"; and together with the Borrower, the "Credit
Parties"), in connection with the preparation, negotiation, execution and delivery of the following documents (the "Credit
Documents"):

            1.    The Credit Agreement;

            2.    The Revolving Credit Notes;

            3.    The Swing Line Note; and

            4.    The Guaranty Agreement.

      In connection with our opinion we have examined the Credit Documents and the corporate proceedings of the Boards of Directors of the Credit
Parties. We have also examined originals or copies, certified or otherwise identified to our satisfaction, of such documents, corporate records, certificates of public officials and other instruments and have conducted such other investigations of fact and law as we have deemed necessary or advisable for purposes of this opinion.

      This opinion letter is limited by, and is rendered in accordance with, the January 1, 1992 edition of the Interpretive Standards applicable to Legal
Opinions to Third Parties in Corporate Transactions adopted by the Legal
Opinion Committee of the Corporate and Banking Law Section of the State Bar of Georgia ("Interpretive Standards"), which Interpretative
Standards are
incorporated in this opinion letter by this reference.

      We have assumed the genuineness of all signatures
(other than those on
behalf of the Credit Parties) on, and authenticity of, all documents submitted to as originals and the conformity to original documents of all documents submitted to us as copies.

      With respect to any element of mutuality which may be required in order to support the enforceability of the Credit Documents, we have assumed that all parties thereto other than the Credit Parties (the "Other Parties") have all requisite power and authority to enter into and perform their respective obligations under the Credit Agreement and the other Credit Documents to which they are parties, that the Credit Agreement and such other Credit
Documents have been duly authorized, executed and delivered by the Other
Parties, and that the Credit Agreement and such other Credit Documents constitute the legal, valid and binding obligations of the Other Parties.

      Based on the foregoing, and subject to the qualifications hereunder set forth, we are of the opinion that:

            1.    Each of the Credit Parties is a
corporation duly organized,
validly existing and in good standing under the laws of the state of its incorporation.

            2.    Each of the Credit Parties has the
corporate power to own
and operate its property and to conduct its business as now conducted and to make, deliver and perform the Credit Documents to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of such Credit Documents. Each of the Credit
Parties has duly
authorized, executed and delivered each Credit Document to which it is a party.

            3. No consent, approval or authorization of, or registration, declaration or filing with any governmental authority of the United States of
America or the State of Georgia is required in connection with the execution, delivery, performance, validity or enforceability of the Credit Documents.

            4. (a)      The execution, delivery and
performance by each of
the Credit Parties of the Credit Documents to which it is a party do not and will not violate (i) the articles of incorporation of such Credit Party,
(ii) any existing Requirement of Law (other than any determination of an arbitrator or a court or other governmental authority) of the United States of America or the State of Georgia applicable to such Credit Party, or
(iii) insofar as known to us, any determination of an arbitrator or a court or other governmental authority applicable to such Credit Party.

      (b) The execution, delivery and performance by the Borrower of the
Credit Documents to which it is a party do not and will not result in a breach of or default under any material written agreements or the creation or imposition of a contractual lien or security interest in, on or against any of its properties under any material written agreements. With your permission we have assumed the term "material written agreements" as used in the preceding sentence includes only the Sharing Agreements.

            5. Each of the Credit Documents constitutes the legal, valid and binding obligation of each of the Credit Parties that is a party thereto, enforceable against each such Credit Party in accordance with its terms. The provisions of the Credit Documents with respect to payment of interest, fees, costs and other charges for the use of money deemed to be interest under
Georgia law (collectively "Interest Charges") do no violate the interest and usury laws as in effect in the State of Georgia.

            6.    None of the Credit Parties is an
"investment company" or a
company "controlled" by an "investment company" within the meaning of the
Investment Company Act of 1940, as amended, or a "subsidiary company" of a
"holding company" or an "affiliate" of a "holding company" or of a
"subsidiary company" of a "holding company" within the meaning of the Public
Utility Holding Company Act of 1935, as amended.

            7.    The making of any Loans and the
application of the proceeds
thereof as provided in the Credit Agreement do not violate
Regulation G, T, U
or X of the Board of Governors of the Federal Reserve
System.

            Our opinions set forth above are subject to the following qualifications:

      A. Our opinions are limited to the laws of the United States of
America and the State of Georgia.

      B. With respect to the opinions contained in paragraph 1 above, we have not obtained tax clearance certificates from the taxing authorities of the relevant jurisdictions.

      C. With respect to the opinion expressed in paragraph 5 above, we have assumed that:

            i) the Interest Charges have been or will be applied for the purposes described in the Credit Documents; and

           ii)    all such Interest Charges have been or
will be applied for
purposes described in the Credit Documents;

          iii)    interest will not be charged on overdue
interest, in
violation of O.C.G.A. 7-4-17; and

           iv) the Interest Charges shall not exceed five percent (5%) per month in violation of O.C.G.A. 7-4-18;

      Based upon the limitations and qualifications set forth above, we confirm to you that:

            i)    Except for the claims described in
Schedule 5.05 to the
Credit Agreement, to our knowledge (but without independent investigation), no litigation, investigation or proceeding of or before any court, tribunal, arbitrator or governmental authority is pending or overtly threatened by a written communication by or against any of the Credit
Parties or against any
of their respective properties or revenues or with respect to the Credit
Documents or any of the transactions contemplated thereby which would have a
Materially Adverse Effect.

           ii) Each of the Credit Parties is qualified to transact business as a foreign corporation in the states set forth in Exhibit A hereto, except as noted to the contrary hereinbelow. The foregoing statement is based solely upon certificates provided by agencies of those states, copies of which Borrower has delivered to you on the date hereof, and is limited to the meaning ascribed to such certificates by each applicable state agency. In this connection, we draw to your attention that we were unable to obtain certificates of authority for the Borrower from the District of
Columbia and Arkansas, due to the apparent failure of the Borrower to file its annual reports and/or pay any applicable franchise taxes in those jurisdictions. We have been advised that curative measures are being taken by the Borrower to bring itself into good standing in those two jurisdictions.


      This opinion has been delivered solely for the benefit of the Lenders, the Issuing Bank, the Agent and the Co-Agent, and their permitted successors and assigns under the Credit Agreement, and may not be relied upon by any other person or entity or for any other purpose without the express written permission of the undersigned.

                              Very truly yours,



                  POWELL, GOLDSTEIN, FRAZER & MURPHY LLP








                                  EXHIBIT A


Morrison Health Care, Inc. (GA)

      Foreign Qualifications:

            Alabama
            Arizona
            Arkansas*
            California
            Colorado
            Connecticut
            Delaware
            District of Columbia*
            Florida
            Illinois
            Indiana
            Iowa
            Kentucky
            Louisiana
            Maine
            Maryland
            Massachusetts
            Michigan
            Mississippi
            Missouri
            New Hampshire
            New Jersey
            New York
            North Carolina
            Ohio (d/b/a Morrison Food and Nutrition
Services)
            Oklahoma
            Pennsylvania
            South Carolina
            Tennessee
            Texas
            Vermont
            Virginia
            West Virginia

Culinary Solutions, Inc. (GA)

      Foreign Qualifications:

            Maryland


* Not in good standing.








                                   EXHIBIT_F

                  FORM OF ASSIGNMENT AND ACCEPTANCE
AGREEMENT


            ASSIGNMENT AND ACCEPTANCE  AGREEMENT (the
"Assignment  Agreement")
dated         as        of         _____________,
19__         between
______________________________________________
("Assignor")        and
__________________________________  ("Assignee").  All
capitalized  terms used
herein and not otherwise defined shall have the respective meanings provided such terms in the Credit Agreement referred to below.

                             W I T N E S S E T H:

            WHEREAS, Assignor is a party to an Amended and Restated Credit
Agreement, dated as of July 2, 1998 (as amended to the date hereof, the
"Credit Agreement"), among Morrison Health Care, Inc. (the "Borrower"), the financial institutions from time to time party thereto (including Assignor, the "Lenders") SunTrust Bank, Atlanta, as the Issuing Bank (the "Issuing
Bank"), SunTrust Bank, Atlanta, as Agent (the "Agent") for the Issuing Bank and the Lenders, and Wachovia Bank, N.A., as Co-Agent ("Co-Agent") for the
Issuing Bank and Lenders (the "Co-Agent");

            WHEREAS,  Assignor has a Revolving Loan
Commitment of $___________
under the Credit Agreement pursuant to which it has made outstanding Advances of $_____________; and

            WHEREAS,   Assignor  and  Assignee  wish
Assignor  to  assign  to
Assignee its rights under the Credit Agreement with respect to all or a portion of its Commitment and its outstanding Advances;

            WHEREAS,  Assignor  and  Assignee  wish
Assignee  to  assume  the
obligations of Assignor under the Credit Agreement to the extent of the rights so assigned;

            NOW THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto agree as follows:






            1. Assignment. Assignor hereby assigns to Assignee, without recourse, or representation or warranty (other than expressly provided herein) and subject to Section 4(b) hereof, ___% as the "Assignee's Share"
("Assignee's Share") of all of Assignor's rights, title and interest arising under the Credit Agreement relating to Assignor's Commitment, including with respect to Assignee's Share of the Advances heretofore made by the Assignor under the Credit Agreement. The dollar amount of Assignee's Share of
Assignor's Commitment is $__________, the dollar amount of Assignee's Share of Assignor's outstanding Advances pursuant thereto is $__________.

            2.    Assumption.  Assignee  hereby  assumes
from  Assignor all of
Assignor's   obligations  arising  under  the  Credit
Agreement  relating  to
Assignee's Share of Assignor's Commitment and of the Advances. It is the intent of the parties hereto that Assignor shall be released from all of its obligations under the Credit Agreement relating to Assignee's Share.

            3.    Assignments;  Participations.  Assignee
may not  assign all
or any  part of the  rights  granted  to it  hereunder.
Assignee  may sell or
grant participations in all or any part of the rights granted to it hereunder in accordance with the provisions of Section 10.06 of the Credit Agreement.

            4.    Payment of Interest and Fees to Assignee.

                  (a) As  of  the  date  hereof  interest
is  payable  by the
Borrower in respect of Assignee's Share of the Eurodollar Advances at a rate equal to ___% per annum above LIBOR for Revolving Loans and a Commitment Fee equal to ___% per annum on the Assignee's Share of the average daily unused portion of the Commitments.

                  (b)   Notwithstanding  anything to the
contrary contained in
this Assignment Agreement, if and when Assignor receives or collects any payment of interest on any Advance attributable to Assignee's Share or any payment of the Commitment Fee attributable to Assignee's Share which, in any such case, are required to be paid to Assignee pursuant to clause (a) above,
Assignor shall distribute to Assignee such payment but only to the extent such interest or fee accrued after the Assignment Effective Date (as hereinafter defined).

                  (c)   Notwithstanding  anything to the
contrary contained in
this Assignment Agreement, if and when Assignee receives or collects any payment of interest on any Advance or any payment of the Commitment Fee which, in any such case, is required to be paid to Assignor pursuant to clause (a) above, Assignee shall distribute to Assignor such payment.

            5. Payments on Assignment Effective Date. In consideration of the assignment by Assignor to Assignee of Assignee's Share of Assignor's
Revolving Loan Commitment, Term Loan and Advances as set forth above,
Assignee agrees to pay to Assignor on or prior to the Assignment Effective
Date an amount specified by Assignor in writing on or prior to the Assignment
Effective Date which represents Assignee's Share of the principal amount of the respective Advances made by Assignor pursuant to the Credit Agreement and outstanding on the Assignment Effective Date.


            6.    Effectiveness.  (a) This  Assignment
Agreement shall become
effective on the date (the  "Assignment  Effective  Date")
(which is at least
five days after the date hereof) on which (i) Assignor and Assignee shall have signed a copy hereof (whether the same or different copies) and, in the case of Assignee, shall have delivered the same to Assignor, (ii) the
Borrower shall have consented hereto, (iii) a copy of the fully executed
Assignment, a fee of $2,500 and the Note evidencing the Commitment and assigned hereby shall have been delivered to the Agent, and (iv) Assignee shall have paid to Assignor the amount set forth in Section
5.

                  (b)   It  is  agreed  that  all   interest
on  any  Advance
attributable to Assignee's Share and all Commitment Fees attributable to
Assignee's Share, which, in each case, accrues on and after the Assignment
Effective Date shall be paid directly to the Assignee in accordance with the
Credit Agreement.

            7.    Amendment of Credit Agreement.  On the
Assignment  Effective
Date the Credit Agreement shall be amended by deeming the signature of
Assignee herein as a signature to the Credit Agreement. The Assignee shall be deemed a "Lender" for all purposes under the Credit Agreement and shall be subject to and shall benefit from all of the rights and obligations of a
Lender under the Credit Agreement. The address of the Assignee for notice purposes shall be as set forth below, and the Credit Agreement shall be amended by deeming such signature page and address to be included thereon.
Without limiting the generality of the foregoing, Assignee agrees that it will perform its obligations as a Lender under the Credit Agreement as required by the terms thereof and Assignee appoints and authorizes the Agent to take such actions as Agent on its behalf and exercise such powers under the Credit Agreement and the other loan documents as are delegated to the
Agent by the terms of the Credit Agreement and the other credit documents, together with such powers as are reasonably incidental thereto.

            8. Representations and Warranties. Each of the Assignor and the Assignee represents and warrants to the other party as follows:

                  (a)   it has full  power  and  authority,
and has taken all
action  necessary,  to execute and deliver this  Assignment
Agreement  and to
fulfill  its   obligations   under,   and  to  consummate
the   transactions
contemplated by, this Assignment Agreement;

                  (b)   the making and  performance  by it
of this  Assignment
Agreement and all documents required to be executed and delivered by it hereunder do not and will not violate any law or regulation of the jurisdiction of its incorporation or any other law or regulation applicable to it;

                  (c)   this  Assignment  Agreement has been
duly executed and
delivered by it and constitutes its legal, valid and binding obligation, enforceable in accordance with its terms; and


                  (d)   all  consents,  licenses,
approvals,  authorizations,
exemptions,  registrations,  filings,  opinions and
declarations  from or with
any agency,  department,  administrative  authority,
statutory corporation or
judicial  entity  necessary  for  the  validity  or
enforceability   of  its
obligations under this Assignment Agreement have been obtained, and no governmental authorizations other than any already obtained are required in connection with its execution, delivery and performance of this Assignment
Agreement.

            9.    Expenses.  The  Assignor  and the
Assignee  agree that each
party shall bear its own expenses in connection with the preparation and execution of this Assignment Agreement.

            10.   Miscellaneous.  (a) Assignor  shall  not
be  responsible  to
Assignee  for  the  execution   (by  any  party  other  than
the   Assignor),
effectiveness,   genuineness,  validity,  enforceability,
collectibility  or
sufficiency  of the Credit  Agreement,  the Note or the
Guaranty  Agreement or
for any  representations,  warranties,  recitals or
statements made therein or
in any written or oral  statement  or in any  financial  or
other  statements,
instruments,  reports,  certificates  or any other documents made or furnished
or made  available  by Assignor to Assignee or by or on
behalf of the Borrower
or any  Guarantor  to  Assignor  or  Assignee  in
connection  with the Credit
Agreement,   the  Note  or  the  Guaranty   Agreement  and
the   transactions
contemplated thereby. Assignor shall not be required to ascertain or inquire as to the performance or observance of any of the terms, conditions, provisions, covenants or agreements contained in the Credit Agreement, the
Note or the Guaranty Agreement or as to the use of the proceeds of the
Advances or as to the existence or possible existence of any event which constitutes an Event of Default or which with the giving of notice or the passage of time or both would constitute an Event of Default.

                  (b)   Assignee  represents and warrants
that it has made its
own independent  investigation  of the financial  condition
and affairs of the
Borrower and each Guarantor in connection  with the making
of the Advances and
the  assignment  of  Assignee's   Share  of  Assignor's
Commitments  and  of
Assignor's  Advances to Assignee  hereunder and has made and shall continue to
make  its own  appraisal  of the  creditworthiness  of the
Borrower  and each
Guarantor.  Assignor shall have no duty or responsibility
either initially or
on a continuing basis to make any such  investigation or any such appraisal on
behalf  of  Assignee  or  to  provide   Assignee  with  any
credit  or  other
information with respect thereto, whether coming into its possession before the making of the Advances or at any time or times thereafter and shall further have no responsibility with respect to the accuracy of, or the completeness of, any information provided to Assignee, whether by Assignor or by or on behalf of either the Borrower or any Guarantor.

                  (c)   THE VALIDITY,  CONSTRUCTION AND
ENFORCEABILITY OF THIS
ASSIGNMENT AGREEMENT SHALL BE GOVERNED BY THE LAWS OF THE
STATE OF GEORGIA.

                  (d)   No term or provision of this
Assignment  Agreement may
be  changed,  waived,   discharged  or  terminated  orally,
but  only  by  an
instrument in writing signed by both parties.


                  (e)   This  Assignment  Agreement  may be
executed in one or
more counterparts, each of which shall be an original but all of which, taken together, shall constitute one and the same instrument.

                  (f)   The  Assignor  may at any  time or
from  time to time
grant to others assignments or participations in its Commitments or the
Advances but not in the portions thereof assigned to Assignee pursuant to this Assignment Agreement. The Assignor represents and warrants that it has not at any time prior to the Assignment Effective Date encumbered or assigned the portion of its Commitments or Advances being assigned hereunder.

                  (g)   All  payments  hereunder  or  in
connection  herewith
shall be made in Dollars and in immediately available funds, if payable to the Assignor, to the account of the Assignor at its address as designated in the Credit Agreement, and, if payable to the Assignee, to the account of the
Assignee's address, as designated on the signature page hereof.

                  (h)   This  Assignment  Agreement  shall
be binding upon and
inure to the benefit of the parties hereto and their respective successors and assigns. Neither of the parties hereto may assign or transfer any of its rights or obligations under this Assignment Agreement without the prior consent of the other party.

                  (i)   All  representations  and
warranties  made herein and
indemnities provided for herein shall survive the consummation of the transaction contemplated hereby.

                  (j)   The  Assignee  acknowledges  receipt
of copies of the
documents received in connection with the transactions contemplated by the
Credit Agreement, the Guaranty Agreement and this Assignment
Agreement.


            IN  WITNESS  WHEREOF,   the  parties  hereto
have  executed  this
Assignment Agreement as of the date first above written.

                                    [NAME OF ASSIGNOR]


                                    By:
                                         Title:


Assignee's Share of                 [NAME OF ASSIGNEE]
Revolving Loan Commitment:

$                                   By:
                                       Title:



Address:





Tel. No:
Fax No:

CONSENTED TO AS OF THE
DATE SET FORTH ABOVE:

MORRISON HEALTH CARE, INC.


By:
   Title:




MORRISON HEALTH CARE, INC.

EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE
EARNINGS
(Amounts in thousands, except per share data)



                                                  Year ended

                                      May 31, 1998
May 31, 1997
                                     ----------------     --
---------------

Basic
Average shares
outstanding..........................      11,938
11,785

Net
income...............................     $11,552
$10,286
                                     ================
=================

Per share
amount...............................      $ 0.97
$ 0.87
                                     ================
=================

Diluted
Average shares
outstanding..........................      11,938
11,785
Net effect of dilutive stock
options-based on the treasury stock
method using average market
price.................................        254
56
                                     ----------------     --
---------------

Total................................      12,192
11,841
                                     ================
=================

Net
income..............................      $11,552
$10,286
                                     ================
=================

Per share
amount..............................      $ 0.95
$ 0.87
                                     ================
=================


EXHIBIT 13


Morrison Financials



1998 Financial Review
Morrison Health Care, Inc. and Subsidiaries



Selected Financial Data
14

Management's Discussion and Analysis of
Financial Condition and Results of Operations
15

Consolidated financial Statements
18

Notes to Consolidated Financial Statements
22

Report of Independent Auditors
32

Directors and Officers
33

Shareowner Information
33



Selected Financial Data
Morrison Health Care, Inc. and Subsidiaries

The following table summarizes certain selected financial information with respect to Morrison Health Care, Inc. (the Company or MHCI) and is derived from the Financial Statements of MHCI. The Selected Financial Data of MHCI is presented as if MHCI had been a separate entity for fiscal years 1996, 1995 and 1994. The financial information presented below for 1996, 1995 and 1994, may not be indicative of MHCI's future performance as an independent company.
The information set forth below should be read in conjunction with
"Management's Discussion and Analysis of Financial Condition and Results of
Operations," the Financial Statements of MHCI and notes thereto, and the
Unaudited Pro Forma Financial Information of MHCI included in Note 2 of the
Notes to Consolidated Financial Statements. Weighted average shares for 1996 were determined as if the shares issued in connection with the Distribution were outstanding from the beginning of the year. Earnings per share and dividend data have not been presented for fiscal years 1995 and 1994 as MHCI was not a separate publicly held company prior to March 1996.


Net income for fiscal year 1994 includes the results of education, business and industry ("B&I") operations which were sold in fiscal year 1995. Net income for fiscal year 1995 includes an after-tax gain of $25.8 million from the sale of certain B&I contracts and assets to Gardner
Merchant Services,
Inc. for a cash payment of $100 million. The remaining B&I accounts were closed.


                                                    For the
fiscal year+

(in thousands, except per share data)             1998
1997       1996        1995       1994
Consolidated statements of income data:
  Managed volume (estimated and unaudited)    $504,400
$464,800   $435,600    $408,300          *
  Revenues                                    $250,371
$221,011   $219,995    $225,392   $461,780
  Income before provision for income taxes    $ 19,065   $
17,576   $ 16,011    $ 65,295   $ 21,588
  Provision for federal and state income taxes   7,513
7,290      6,731      28,469      8,351
  Net income                                  $ 11,552   $
10,286   $  9,280    $ 36,826** $ 13,237

  Earnings per share - Basic                  $   0.97   $
0.87   $   0.79
  Earnings per share - Diluted                $   0.95   $
0.87   $   0.79

  Weighted average common shares - Basic        11,938
11,785     11,673
  Net dilutive effect of stock options and
    nonvested stock awards                         254
56         51
  Weighted average common shares - Diluted      12,192
11,841     11,724


   + Fiscal year 1998 is a 12-month year. Fiscal years 1997,
1996, 1995 and
1994 are composed of 52 weeks.
   * Fiscal year 1994 information is not presented because it included B&I information.
** Includes an after-tax gain of $25.8 million from the sale of the B&I operations.

Other Financial Data:
      Total assets                            $  84,374   $
60,203 $  61,101   $  69,028   $105,964
      Long-term debt                          $  31,690   $
15,022 $  20,034   $  19,245   $  3,128
      Stockholders' equity                    $   8,372   $
5,628 $   4,716   $   9,015   $ 51,164
      Cash dividends per share of common stock$    0.82   $
0.82 $   0.205***        -          -
      Working capital                         $   7,344   $
3,891 $   8,677   $  13,318   $  9,239
      Current ratio                               1.2:1
1.1:1     1.3:1       1.5:1      1.2:1

***Dividends were not paid prior to the fourth quarter of fiscal year 1996.



Management's Discussion and Analysis of Financial Condition and Results of
Operations


Morrison Health Care, Inc. and Subsidiaries

This discussion should be read in conjunction with the Financial Statements and related notes found on pages 18 to 31.

RESULTS OF OPERATIONS
Effects of Distribution on Results of Operations
Effective March 9, 1996, Morrison Health Care, Inc. (the Company or MHCI) was spun-off (the Distribution) from Morrison Restaurants Inc.
(MRI), becoming an
independent corporation trading under the symbol MHI on the New York Stock
Exchange. Management believes that the Distribution (see
Note 2 of the Notes
to Consolidated Financial Statements) has had a material impact on the results of operations due to the added separate company costs that are incurred by MHCI. The estimated effect of the Distribution on the results of operations of MHCI for the fiscal year ended June 1, 1996, is presented in the Unaudited Pro Forma Financial Information on pages 23 to
24. Such pro
forma financial information is presented as if the Distribution had been effective as of June 3, 1995.

1998 Compared To 1997

Overview
In MHCI's second full year as an independent company, fiscal year 1998 again demonstrated strong financial results, with increases in managed volume, revenue, operating profit and net income. The accomplishments are due to continued focus on cost reductions in all accounts, growth in existing accounts, strong new account sales, and the acquisitions of Drake Management
Services, Inc. (January 1998) and Spectra Services, Inc. (March 1998) in the senior living market. (See Note 3 of the Notes to Consolidated Financial
Statements for more information.)
      MHCI is the only national, publicly held company which specializes exclusively in health care food and nutrition services.
MHCI's client base includes some of the largest and most prestigious hospitals in the United States.

Managed Volume/Revenue
The Company performs its services pursuant to one of two types of contracts, either management fee or profit and loss. While actual services performed are the same, revenue recognition varies by type of contract. In a management fee account, MHCI manages the services and facilities, but the client is responsible for all or nearly all the costs. Revenues and fees are recognized for the amount of the contractually agreed-upon management fee plus any earned incentives plus the amount of any expenses or employee payroll costs paid by the Company and charged back to the client. In a profit and loss account, MHCI assumes the risk of profit or loss for the foodservice operation. For such accounts, the amount of revenue reported is the actual revenue generated from meals served to patients, client employees and visitors. Because of the difference between the amount of revenue that is reported for the fee account (net management fees plus reimbursed expenses) and the profit and loss account (gross revenues of meal sales), Management uses the concept of managed volume to evaluate the Company's true growth.
Managed volume is defined by MHCI as the total cost of operating the foodservices, regardless of which type of contract exists with the client.
Management believes managed volume is a better indicator of performance because it measures total activity from all client accounts and provides an indication of what gross revenues would be if the Company performed all services pursuant to profit and loss contracts.
      Managed volume increased $39.6 million or 8.5% in fiscal year 1998 when compared to fiscal year 1997. Revenue increased $29.4 million or 13.3% in
1998 as compared to 1997. The primary sources of these increases were growth at existing accounts, including adding vending operations and increasing employee payrolls, opening more accounts and larger accounts than accounts which were closed, and key acquisitions.

Gross Profit
Gross profit, defined as revenue less operating expenses, increased $3.3 million or 8.4% for 1998. Growth of existing account business, continued emphasis on food and labor cost reductions, and acquisitions all contributed to the favorable results.

Selling, General and Administrative
Although selling, general and administrative expenses increased compared to the prior year, they decreased as a percentage of managed volume and revenue.
The expenses were 4.5% of managed volume in fiscal year 1998 and were 4.6% of managed volume in fiscal year 1997. In fiscal year 1998, these expenses were
9.2% of revenues versus 9.7% in fiscal year 1997. Compared to fiscal year
1997, the expenses increased $1.5 million or 7.1%, versus the revenue increase of 13.3% for the same period.

Interest Expense, Net
Interest expense increased 39.0% compared to the prior year due to higher debt levels associated with the Company's acquisitions and increased capital expenditures for both the Advanced
Culinary
CentersT and improvements to the management information systems.

Federal and State Income Taxes
The combined federal and state effective tax rate decreased to 39.4% in 1998 from 41.5% in 1997. The higher effective income tax rate in fiscal 1997 as compared to fiscal 1998 is primarily due to higher non-deductible expenses in fiscal 1997.

1997 COMPARED TO UNAUDITED PRO FORMA 1996

Overview
In MHCI's first full year as an independent company, fiscal year 1997 showed strong financial results with increases in managed volume, revenue, operating profit and net income. These achievements were due to continued focus on cost reduction in accounts and growth in existing accounts.

Managed Volume/Revenue
Managed volume is the Company's method of measuring total growth by determining the total amount of foodservices that the Company manages. In fiscal year 1997, managed volume increased $29.2 million or 6.7% when compared to fiscal year 1996. This increase was due to growth at existing accounts and to opening accounts with larger managed volumes than at accounts which were closed.
      Revenue increased $1.0 million or 0.5% in fiscal year 1997 when compared to fiscal year 1996. The increase was due to the increases in revenues at existing accounts, attributable primarily to adding vending operations and employee payroll at those accounts.

Gross Profit
Gross profit, defined as revenue less operating expenses, increased $0.4 million or 1% for 1997. The continuing emphasis on food and labor cost reductions combined with the general business growth at numerous existing accounts generated the improvements in gross profit.

Selling, General and Administrative
Selling, general and administrative expenses decreased slightly as a percentage of managed volume and revenue due to improved control of expenses.

Interest Expense, Net
Interest expense decreased 47% as the Company funded most of its activities with internally-generated funds, resulting in lower debt levels in fiscal year 1997.

Federal and State Income Taxes
The combined federal and state effective tax rate decreased to
41.5% in 1997 from 42.1% in 1996.

IMPACT OF YEAR 2000

Currently, there is significant uncertainty within the software industry and among software users regarding the impact of installed software that has been programmed to accept only two-digit entries in the date code fields and use such two-digit entries in the software's calculation and report generation formats. Current versions of the Company's products have been and are being assessed to determine the impact of becoming "Year 2000" compliant.
Similarly, as part of its continuing review and improvement of systems and operations, the Company is in the process of modifying or replacing certain software programs to avoid any detrimental effects in its installed software programs while upgrading and enhancing the overall effectiveness of its information management systems. The project is expected to be completed well in advance of December 31, 1999. While this project includes both Year 2000 issues and general improvements, the estimate of the costs to address both issues is less than $5 million, most of which has already been spent. The
Company does not expect this project to pose significant operational problems for the Company. However, the Company cannot make any assurances that the
Company will
not be exposed to any potential claims resulting from the system problems associated with the century change. See "Special Note Regarding
Forward-Looking Information."

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow, Capital Expenditures and Financing
Due to the nature of its contract foodservice business, MHCI is able to maintain a relatively steady cash flow. Cash flow from operations has historically financed MHCI's capital investments. MHCI plans for controlled expansion over the next several years and anticipates that cash flow from operations plus utilization of the existing lines of credit will be sufficient to provide for this expansion. See "Special Note Regarding
Forward-Looking Information."
      To partially finance its activities in fiscal 1998, MHCI used a $50 million, five-year credit facility from various financial institutions. Of the total facility, $30 million was revolving lines of credit. The Company had $17.5 million outstanding under the terms of these lines of credit at May
31, 1998. The remaining $20 million of the credit facility was a five-year term note which was being repaid in quarterly installments of $1.25 million since June 30, 1997. The credit facility contained restrictions on incurring additional indebtedness and certain funded debt, net worth and fixed charge coverage requirements.
      The Company managed the interest costs of the term note through an interest rate swap agreement. This swap agreement effectively fixed the interest rate for the period of the term note at 6.7%.
      For day-to-day operating activities, additional lines of credit allow borrowing up to $5 million. The Company had $4.2 million under this agreement at May 31, 1998.
      On May 31, 1998, MHCI had $36.7 million outstanding in total debt, an increase of $16.7 million from the prior year.
      Subsequent to May 31, 1998, the Company replaced its $50 million credit facility with a $75 million revolving credit line from four financial institutions. Concurrent with this transaction, the Company cancelled the related interest rate swap agreement that had effectively fixed the interest rate for the term portion of that facility. The new credit line has a variable interest rate based upon LIBOR and variable interest payment requirements. The principal is due no later than June 30, 2003. The initial amount borrowed was $35.4 million, all of which was used to repay the balance due on the $50 million and $5 million credit facilities.
      Also in June 1998, the Company entered into two interest rate swap agreements to reduce the impact of changes in the interest rates on its floating rate debt and to exchange floating rate for fixed rate payments at certain dates. These swap agreements expire in June 2003 and June 2008 and effectively convert $20 million of variable rate borrowings to fixed.
      Trade accounts receivable make up the majority of MHCI's total current assets. Historically, the average days outstanding in trade accounts receivable is less than one month and bad debt expense has been minimal.
      MHCI requires capital principally for acquisitions, new accounts, equipment replacement and remodeling of existing accounts and the construction of Advanced Culinary Centers,T a food preparation and delivery system that was initiated in fiscal 1998. Cash provided by operating activities approximated $10.3 million for fiscal year 1998. Capital expenditures were approximately $8.9 million, an increase of $4.1 million or
83% compared to the prior year period. Capital expenditures are anticipated to total $12 million to
$15 million in fiscal year 1999. MHCI plans to finance this amount primarily through internally generated funds. See "Special Note
Regarding Forward-Looking Information."

Working Capital
As of May 31, 1998, working capital was $7.3 million while the current ratio was 1.2:1. Working capital increased $3.5 million and the current ratio increased 0.1 when compared to the prior year.

Dividends
MHCI paid approximately $9.9 million in cash dividends to stockholders during fiscal year 1998. The Company plans to pay annual dividends of approximately
$1.9 million in the next fiscal year. See "Special Note
Regarding
Forward-Looking Information."

Deferred Tax Assets
The recognition of deferred tax assets depends on the anticipated existence of taxable income in future periods in amounts sufficient to realize the assets. A valuation allowance must be provided for the deferred tax asset if such future income is not likely to be generated. Management believes that future taxable income should be sufficient to realize all of MHCI's deferred tax assets based on historical earnings of MHCI; therefore, a valuation allowance has not been established.

KNOWN EVENTS, UNCERTAINTIES AND TRENDS

Impact of Inflation
In the past, MHCI has been able to recover inflationary cost increases through contract inflation adjustments, increased productivity and menu changes. There have been and there may be in the future, delays in contract inflation adjustments and competitive pressures which limit MHCI's ability to recover such cost increases in their entirety. Historically, the effects of inflation on MHCI's net income have not been materially adverse. See "Special
Note Regarding Forward-Looking Information."


Management's Outlook
In fiscal year 1997, Management began an extensive program of expanding, restructuring and training of the sales team. Management anticipates that its continued focus on the sales team will facilitate increases in the number and economic value of accounts sold in fiscal year 1999 and beyond. Management believes that growth will also occur through expanding services at existing accounts and the Advanced Culinary Centers,T a food preparation and delivery system that was initiated in fiscal 1998. In addition, Management believes the acquisition of companies that complement its core competencies will allow the Company to increase its presence in the senior living market while providing quality services for health care facilities nationwide.
      Several MHCI accounts are among the largest acute care and teaching hospitals in the United States. The Company strives to maintain its long-term partnerships with these facilities while continuing to increase quality and lower costs. MHCI believes that ongoing investments in people and programs designed to enhance its aggressive sales drive will add new clients while building stronger relationships with current accounts. By focusing on its primary market of hospitals and expanding into the senior living market, the
Company believes that it is strategically positioned to maintain its steady growth. See "Special Note Regarding Forward-Looking Information."

Special Note Regarding Forward-Looking Information
The foregoing section contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding account growth, impact of the
Year 2000, future capital expenditures and borrowings, the payment of dividends, the impact of inflation and the effects of Management's strategies for growth. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: health care spending trends; the growth of systems and group purchasing organizations; changes in health care regulations;
increased competition in the health care food and nutrition market;
customers' acceptance of the Company's cost saving programs; and laws and regulations affecting labor and employee benefit costs.



Consolidated Statements of Income
Morrison Health Care, Inc. and Subsidiaries

                                              For the Fiscal
Year Ended
(In thousands, except per share data)           May 31, 1998
May 31, 1997  June 1, 1996

Revenues                                        $250,371
$221,011      $219,995
Operating costs and expenses:
      Operating expenses                         207,265
181,233       180,607
      Selling, general and administrative         22,919
21,395        20,670
Restructuring costs                                    0
0         1,398
Asset impairment                                       0
0           193
Interest expense, net of interest
      income of $406 in 1998, $687
      in 1997 and $428 in 1996                     1,122
807         1,116
      Total costs and expenses                   231,306
203,435       203,984

Income before provision for income taxes          19,065
17,576        16,011
Provision for federal and state income taxes       7,513
7,290         6,731
Net income                                      $ 11,552
$ 10,286      $  9,280
Earnings per share - Basic                      $   0.97
$   0.87      $   0.79
Earnings per share - Diluted                    $   0.95
$   0.87      $   0.79

Weighted average common shares - Basic            11,938
11,785        11,673
Net dilutive effect of stock options
 and non-vested stock awards                         254
56            51
Weighted average common shares - Diluted          12,192
11,841        11,724

The accompanying notes are an integral part of the financial statements.



Consolidated Balance Sheets
Morrison Health Care, Inc. and Subsidiaries


(In thousands)                                May 31, 1998
May 31, 1997
Assets
Current assets:
      Cash and short-term investments             $  5,720
$  6,347
      Receivables:
            Trade, less allowance for
            doubtful accounts of $887 at
            May 31, 1998 and $744 at
            May 31, 1997                            21,381
16,387
            Other                                    6,372
4,884
      Inventories                                    2,936
2,686
      Prepaid expenses                               1,262
1,006
      Deferred income tax benefits                   1,949
1,929
                  Total current assets              39,620
33,239
Property and equipment - at cost:
      Buildings and improvements                     3,425
2,326
      Equipment                                     16,037
13,251
      Construction in progress                       4,729
766
                                                    24,191
16,343
      Less accumulated depreciation                 10,232
8,471
                                                    13,959
7,872
Deferred income tax benefits                         2,503
1,610
Cost in excess of net assets acquired, net          12,097
4,582
Notes receivable, less current portion               3,729
3,817
Deferred charges                                     4,083
2,830
Other assets                                         8,383
6,253
                  Total assets                     $84,374
$60,203

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                             $14,545
$12,977
      Accrued liabilities:
            Taxes, other than income taxes           1,818
1,546
            Payroll and related costs                6,395
4,133
            Insurance                                2,289
3,436
            Other                                    2,207
2,245
      Current portion of long-term debt              5,022
5,011
                  Total current liabilities         32,276
29,348
Long-term debt                                      31,690
15,022
Other liabilities                                   12,036
10,205
Stockholders' equity:
      Common stock, $0.01 par value
      (authorized 100,000 shares;
      issued: 1998 - 12,379 shares,
      1997 - 12,165 shares)                            124
122
      Capital in excess of par value                12,859
9,717
      Unearned ESOP shares                          (3,195)
(3,517)
      Retained earnings                              2,322
647
                                                    12,110
6,969
      Less cost of treasury stock                    3,738
1,341
                  Total stockholders' equity         8,372
5,628
                  Total liabilities and
                   stockholders' equity             $84,374
$60,203

The accompanying notes are an integral part of the financial statements.



Consolidated Statements of Cash Flows
Morrison Health Care, Inc. and Subsidiaries


For the Fiscal Year Ended
(In thousands)                                           May
31, 1998      May 31, 1997      June 1, 1996
Operating activities:
Net income
$ 11,552          $ 10,286       $    9,280
Adjustments to reconcile net income to net
 cash provided by operating activities:
      Depreciation and amortization
2,538             1,992            2,330
      Amortization of intangibles
377               153              152
      Other, net
0             1,066            1,172
      Deferred income taxes
(811)              514            4,927
      (Gain)/Loss on disposition of assets
(19)               29              170
      Changes in operating assets and liabilities:
            (Increase)/Decrease in receivables
(6,359)            2,486            1,345
            (Increase)/Decrease in inventories
(246)              (24)             218
            (Increase)/Decrease in prepaid and other
               assets
(675)              631           (2,005)
            Increase/(Decrease) in accounts payable,
               accrued and other   liabilities
3,936             6,046          (12,112)
            Increase/(Decrease) in income taxes payable
0              (935)           6,928
Net cash provided by operating activities
10,293            22,244           12,405
Investing activities:
Purchases of property and equipment
(8,850)           (4,843)          (2,170)
Proceeds from disposal of assets
268               459              387
Acquisition of businesses, net of cash acquired
(7,464)                0                0
Other, net
(2,745)           (1,456)             764
Net cash used by investing activities
(18,791)           (5,840)          (1,019)
Financing activities:
Net proceeds from long-term debt
21,690                 0              800
Principal payments on long-term debt
(5,011)              (11)             (11)
Net change in short-term borrowings
0            (6,760)           6,760
Proceeds from exercise of stock options and issuance
  of stock, net of income tax benefits
3,054               679            1,544
Dividends paid
(9,877)           (9,725)          (2,403)
Payments to acquire Treasury Stock
(1,891)                0                0
(Increase)/Decrease in Treasury Stock held by Deferred
  Compensation Plan
(506)             (412)              29
ESOP shares released
412                84                0
Net transfers to Morrison Restaurants Inc.
0                 0          (12,749)
Net cash provided/(used) by financing activities
7,871           (16,145)          (6,030)
(Decrease)/Increase in cash and short-term investments
(627)              259            5,356
Cash and short-term investments at the beginning of the year
6,347             6,088              732
Cash and short-term investments at the end of the year
$  5,720          $  6,347       $    6,088
Supplemental disclosure of cash flow information -
  cash paid for:
      Interest
1,696             1,190            1,533
      Income taxes
7,933             8,000           18,586

The accompanying notes are an integral part of the financial statements.



Consolidated Statements of Stockholders' Equity
Morrison Health Care, Inc. and Subsidiaries


For the Fiscal Year Ended
(In Thousands except per share data)               May 31,
1998            May 31, 1997            June 1, 1996
                                             Shares
Amounts     Shares      Amounts     Shares       Amounts
Common Stock
Beginning balance                            12,165      $
122     11,791      $   118          0       $     0
Shares issued pursuant to spin-off from
 Morrison Restaurants Inc.                        0
0          0            0     11,678           117
Shares issued to ESOP                             0
0        255            3          0             0
Shares issued under Stock Incentive Plans       214
2        119            1        113             1
            Ending balance                   12,379
124     12,165          122     11,791           118

Capital in Excess of Par Value
Beginning balance
9,717                   5,441                        0
Shares issued to ESOP
0                   3,592                        0
Shares issued under Stock Incentive Plans,
      net of income tax benefits
3,052                     678                    1,543
Shares released from ESOP
90                       6                        0
Distribution of Morrison Restaurants
   Inc.'s investment in the Company
   to Morrison Restaurants Inc. stockholders
0                       0                    3,898
            Ending balance
12,859                   9,717                    5,441

Morrison Restaurants Inc. Equity Investment
Beginning balance
0                       0                    9,015
Net income
0                       0                    6,791
Cash transfers to Morrison Restaurants Inc.
0                       0                  (12,749)
Distribution of Morrison Restaurants Inc.'s
   investment in the Company to Morrison
   Restaurants Inc. stockholders
0                       0                   (3,057)
            Ending balance
0                       0                        0

Unearned ESOP Shares
Beginning balance                              (249)
(3,517)       (255)     (3,595)                       0
Shares issued to ESOP                             0
0           0           0                        0
Shares released from ESOP                        23
322           6          78                        0
            Ending balance                     (226)
(3,195)       (249)     (3,517)                       0

Retained Earnings
Beginning balance
647                      86                        0
Net income
11,552                  10,286                    2,489
Cash dividends of $0.82 per share in fiscal
  1998 and 1997 and $0.205 per share in
  fiscal 1996
(9,877)                 (9,725)                  (2,403)
            Ending balance
2,322                     647                       86

Treasury Stock
Beginning balance
(1,341)                   (929)                       0
Distribution of Morrison Restaurants
  Inc.'s investment in the Company to
  Morrison Restaurants Inc. stockholders
0                       0                     (958)
Purchase of Treasury Stock
(1,891)                      0                        0
(Purchase)/Sale of Treasury Stock -
      held by Deferred Compensation Plan
(506)                   (412)                      29
            Ending balance
(3,738)                 (1,341)                    (929)
Total Stockholders' Equity                              $
8,372                $  5,628                   $4,716
The accompanying notes are an integral part of the financial statements.



NOTE 1         Summary of Significant Accounting Policies

Basis of Presentation
On March 9, 1996, Morrison Health Care, Inc. and
Subsidiaries (the "Company"
or "MHCI") was spun off ("the Distribution") from Morrison
Restaurants Inc.
("MRI"). Prior to the Distribution, MHCI was a wholly owned health care contract food and nutrition business of MRI.
      The accompanying financial statements for fiscal 1998 and 1997 reflect
MHCI as a stand-alone entity. The financial statements for fiscal 1996 have been prepared as if MRI's health care contract food and nutrition business had operated as a stand-alone entity for fiscal year 1996.
The fiscal 1996
statements include the assets, liabilities, revenues and expenses that are directly related to the Company's operations. They also include an allocation of certain assets, liabilities and general corporate expenses of MRI, such as executive payroll, legal, data processing and interest, which are related to the Company. Amounts were allocated on a specific identification method where appropriate and on a pro rata basis otherwise. Management believes the allocation methods used are reasonable.

Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk
The Company primarily competes in the health care food and nutrition services industry, and encounters significant competition in the market in which it operates. The length of contract varies by customer.
Concentration of credit
risk with respect to accounts receivable are limited due to the large number of customers that make up the Company's customer base, thus spreading trade credit risk. The Company maintains reserves for potential uncollectible amounts which, in the aggregate, have not exceeded
Management's expectations.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of
MHCI and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year
Effective with the fiscal year ended in 1998, the Company's fiscal year ends on May 31. The fiscal years ended May 31, 1997 and June 1,
1996 were each
comprised of 52 weeks. Starting with fiscal year 1998, the Company changed from a 52-53 week fiscal year to a 12-month fiscal year ending May 31 each year.

Cash and Short-Term Investments
The Company's cash management program provides for the investment of excess cash balances in short-term money market instruments. Short-term investments are stated at cost, which approximates market. The Company considers marketable securities with a maturity of three months or less when purchased to be short-term investments.

Inventories
Inventories consist of materials, food supplies, china and silver and are stated at the lower of cost (first in-first out) or market.

Property and Equipment and Depreciation
Property and equipment are stated at cost and are being depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Annual rates of depreciation range from
3% to 5% for buildings and from 8% to 34% for kitchen and other equipment.
Costs incurred in connection with the construction at major facilities or of
Advanced Culinary CentersT are capitalized as construction in progress until such facilities or centers become operational. Interest is capitalized in connection with these capitalized construction costs. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal
1998, $127,000 of
interest cost was capitalized. No interest was capitalized in fiscal 1997 and
1996.
      Property and equipment are periodically reviewed for impairment based on an assessment of future operations. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Intangible Assets
Excess of costs over the fair value of net assets acquired with purchased businesses generally is amortized on a straight-line basis over periods ranging from 10 to 40 years. At May 31, 1998, May 31, 1997 and June 1, 1996, the accumulated amortization for costs in excess of net assets acquired was
$1.9 million, $1.6 million and $1.4 million, respectively.
      The carrying value of goodwill and other intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of each operating business acquired. Adjustments are made if the sum of expected future net cash flows is less than net book value. The
Company believes that the remaining amounts of these assets have continuing value.

Revenue Recognition
Revenue is recognized upon performance of services. The Company performs its services pursuant to one of two types of contracts, either management fee or profit and loss. While actual services performed are the same, revenue recognition varies by type of contract. In a management fee account, MHCI manages the services and facilities, but the client is responsible for all or nearly all the costs. Revenues and fees are recognized for the amount of the contractually agreed-upon management fee plus any earned incentives plus the amount of any expenses or employee payroll costs paid by the Company and charged back to the client. In a profit and loss account, MHCI assumes the risk of profit or loss for the foodservice operation. For such accounts, the amount of revenue reported is the actual revenue generated from meals served to patients, client employees and visitors.

Income Taxes
For the first three quarters of 1996, the 1996 statement of income reflects an income tax expense representing the Company's allocated share of MRI's tax expense, which approximates the tax expense of the Company on a stand-alone basis. Beginning with the fourth quarter of fiscal year
1996, the
accompanying statements of income reflect the Company's actual tax expenses.
      Deferred income taxes are determined utilizing a liability approach.
This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities.

Stock-Based Compensation
Stock options are recorded in accordance with Accounting
Principles Board
Opinion ("APB") No. 25, with pro forma disclosures of net income and earnings per share as if Statement of Financial Accounting Standards
("SFAS") No. 123
had been applied.

Earnings Per Share
The Company has adopted Statement of Financial Accounting
Standards No.
128, "Earnings Per Share" (SFAS No. 128), and has restated earnings per share amounts reported in prior periods in accordance with SFAS No. 128. Basic earnings per share is based on the weighted average number of shares outstanding during each quarter. Diluted earnings per share is based on the weighted average number of shares outstanding during each quarter plus the effect of outstanding stock options using the treasury stock method.

New Accounting Standards
In 1997, the Financial Accounting Standards Board issued
Statements of
Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" and
No. 131, "Disclosures about Segments of an Enterprise and
Related
Information." In 1998, the Financial Accounting Standards
Board issued
Statements of Financial  Accounting Standards No. 132,
"Employer's
Disclosures about Pensions and other Postretirement Benefits." These statements, which are effective for fiscal years beginning after December 15,
1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flow. In June
1998, the Financial Accounting Standards Board issued
Statement No. 133,
"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments.
The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be adopted by the Company in fiscal year 2001.
Based upon the Company's current limited use of derivative instruments and hedging activities, Management does not believe the statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Pre-Opening Expenses
Pre-opening costs, such as salaries, personnel training costs and other expenses of opening a new account, are often reimbursed by the client. In circumstances when they are not reimbursed, these costs are charged to expense as incurred.

Financial Instruments
The Company's financial instruments at May 31, 1998, May 31,
1997 and June 1,
1996 consisted of cash and short-term investments, accounts and notes receivable, long-term debt and interest rate swap agreements. The fair value of these financial instruments approximated the carrying amounts reported in the balance sheets. Cash is deposited in financial institutions which carry
FDIC insurance. From time to time, the cash balances at these institutions exceed the insured amount. Management does not believe that this is a significant risk to the Company.
      Although substantially all of the Company's trade accounts receivable are from health care institutions, Management believes that concentrations of credit risk are limited due to the geographic diversity of the Company's customer base. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.
Historically, the Company has not experienced significant losses related to trade accounts receivable from individual customers or from groups of customers in any geographic area.

Reclassification
Certain prior year amounts and balances have been reclassified to conform to the current year presentation.

NOTE 2         DISTRIBUTION
On March 7, 1996, the stockholders of MRI approved the Distribution by MRI of all the outstanding shares of common stock of MHCI, a wholly owned subsidiary of MRI. The Board of Directors of MRI believed that the Distribution was in the best interests of MRI and its stockholders because the separation of MRI's three lines of business, among other things,
(i) allowed management of each of the three companies to concentrate its full attention on its business and allowed each company to reward management and employees based on the performance of its business; (ii) allowed each company to access the capital markets directly to raise capital;
(iii) established a
value for each company that is independent of the other businesses and provided investors and securities analysts a clearer basis on which to understand and analyze the three businesses; and (iv) allowed each company to establish equity-based benefit plans which can hold its own common stock.
      The following Unaudited Pro Forma Consolidated Statement of Income has been prepared to illustrate certain estimated effects of the Distribution.
This statement includes adjustments for the effect of costs and expenses which might have been incurred had the Distribution occurred June 3, 1995.
Adjustments are based on the assumptions set forth below the statement.

(In thousands, except per share data)
For the fiscal year ended                              June
1, 1996
                                                UNAUDITED
PRO FORMA    UNAUDITED
                                    HISTORICAL
ADJUSTMENTS    PRO FORMA
Revenues                              $219,995          $
0     $219,995
Operating costs and expenses:
      Operating expenses               180,607
0      180,607
      Selling, general and
        administrative                  20,670
1,420(a)    22,090
      Restructuring cost                 1,398
0        1,398
      Asset impairment                     193
0          193
      Interest expense, net              1,116
400(b)     1,516
                                       203,984
1,820      205,804
Income before provision for
   income taxes                         16,011
(1,820)      14,191
Provision for federal and state
   income taxes                          6,731
(760)(c)    5,971
Net income                            $  9,280          $
(1,060)     $8,220
Earnings per common and common
   equivalent share
$ 0.70
Weighted average common and common equivalent shares
11,811(d)


The pro forma adjustments to the accompanying historical statements of income for the fiscal year ended June 1, 1996 are described below:

(a) To record the increase in selling and general and administrative expenses which presumably would have been incurred by MHCI had MHCI been a separate and stand-alone entity.

(b) To record the increase in interest expense which would have been incurred by MHCI had MHCI been a separate and stand-alone entity.

(c) To record the estimated income tax benefit associated with pro forma adjustments (a) and (b) at an assumed combined state and federal effective income tax rate of 41.8% for the year ended June 1, 1996.
The assumed effective
income tax rate is comprised of a 35% statutory federal income tax rate plus applicable state income taxes and permanent differences, less applicable tax credits.

(d) The number of equivalent shares for periods prior to the spin-off is based on the number of MRI's common and common equivalent shares adjusted for the 1 for 3 distribution ratio.


NOTE 3         ACQUISITIONS
In January 1998, the Company acquired all of the outstanding common stock of
Phoenix-based Drake Management Services, Inc. In March 1998, the Company acquired substantially all of the assets of Chicago-based Spectra Services,
Inc. Both companies, which provide nutrition services in the senior living market, were acquired for cash, with a total acquisition price of $6.1 million. Additional contingent payments of $950,000 (of which $400,000 was paid during June 1998) may be earned by the sellers in fiscal year 1999. The acquisitions were accounted for using the purchase method. The resulting goodwill of $6.7 million is being amortized over 20 years using the straight-line method. The operating results of these companies have been included from their respective acquisition dates. Pro forma results are not presented for these acquisitions as they are not significant during the periods presented.

NOTE 4         NOTES PAYABLE
Notes payable consists of the following:

(In thousands)                                Fiscal Year
Ended
                                         May 31, 1998
May 31, 1997
Variable rate revolving credit facility
      due in full 3/11/01                    $17,500     $
0
Variable rate demand lines of credit           4,190
0
Term note due in equal quarterly
      installments of $1,250 from
       1998-2001                              15,000
20,000
Other notes and mortgages                         22
33
                                              36,712
20,033
Less current maturities                        5,022
5,011
                                             $31,690
$15,022

      Aggregate maturities of long-term borrowings over the next five years are as follows: 1999 - $5,022; 2000 - $5,000; and
2001 - $26,690.

      In March 1996, the Company entered into a five-year $50 million unsecured credit facility with various banks. The credit facility includes a
$30 million revolving line of credit which allows the Company to borrow under various interest rate options. Commitment fees of 0.25% per annum are payable on the unused portion of the credit facility. At May 31, 1998, the Company had $17.5 million in borrowings under the revolver, with a weighted average variable rate of approximately 6.6%.
      The balance of the $50 million credit facility, $20 million, is a term note which will be repaid in quarterly installments of $1.25 million commencing June 30, 1997. At May 31, 1998, the balance on the term note was
$15 million. In order to control the interest cost on the term note, the
Company entered into an interest rate swap agreement. This swap agreement effectively fixes the interest rate on the outstanding term note balance at
6.7% per annum for the period of the term note.
      In addition, the Company had uncommitted demand lines of credit amounting to $5 million. At May 31, 1998, the Company had $4.2 million outstanding under these lines, at a rate of 6.4%.
      The credit facility contains certain restrictions on incurring additional indebtedness and certain funded debt, net worth and fixed charge coverage requirements.
      See Note 11 regarding Subsequent Events.

NOTE 5         INCOME TAXES
The components of income tax expense are as follows:

(In thousands)                  For the Fiscal Year Ended
                      May 31, 1998      May 31, 1997
June 1, 1996
Current:
Federal                    $6,875            $5,960
$1,479
State                       1,449               816
325
                            8,324             6,776
1,804
Deferred:
Federal                      (670)              440
4,127
State                        (141)               74
800
                             (811)              514
4,927
                           $7,513            $7,290
$6,731


Deferred tax assets and liabilities are comprised of the following:

(In thousands)                                 Fiscal Year
Ended
                                         May 31, 1998
May 31, 1997
Deferred tax assets:
Employee benefits                             $4,346
$3,547
Insurance reserves                             1,366
1,841
Bad debt reserve                                 349
293
Other                                            487
438
Total deferred tax assets                      6,548
6,119

Deferred tax liabilities:
Depreciation                                     282
254
Retirement plans                                 479
452
Prepaid deductions                               131
133
Other                                          1,204
1,741
Total deferred tax liabilities                 2,096
2,580
Net deferred tax asset                        $4,452
$3,539

      SFAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that future taxable income will be sufficient to realize all of the Company's deferred tax assets based on historical earnings of the Company and, therefore, a valuation allowance has not been established.
      A reconciliation from the statutory federal income tax expense to the reported income tax expense is shown below:

(In thousands)                             For the Fiscal
Year Ended
                              May 31, 1998      May 31, 1997
June 1, 1996
Statutory federal income taxes      $6,673            $6,152
$5,604
State income taxes, net of
      federal income tax benefit       853               804
732
Other, net                             (13)              334
395
                                    $7,513            $7,290
$6,731

      The effective income tax rate was 39.4%, 41.5% and 42.0% in 1998, 1997 and 1996, respectively. The higher effective income tax rates in fiscal years
1997 and 1996 were due to the nondeductibility of certain expenses.
      In connection with the Distribution, the Company entered into a tax allocation agreement with Morrison Fresh Cooking, Inc. ("MFC") and Ruby
Tuesday, Inc. ("RTI"). This agreement provides that the Company will pay its share of RTI's consolidated tax liability for the periods in which the
Company was included in MRI's consolidated federal income tax return. It also provides for sharing, where appropriate, of state, local and foreign taxes attributable to periods prior to the date of Distribution. Management does not believe this agreement will have a material effect on the Company.


NOTE 6         Employee Benefit Plans
Salary Deferral Plan
Under the Morrison Health Care, Inc. Salary Deferral Plan, each eligible employee may elect to make pre-tax contributions to a trust fund in amounts ranging from 2% to 10% of their annual earnings. Employees contributing a pre-tax contribution of at least 2% may elect to make after-tax contributions not in excess of 10% of annual earnings. The Company's contribution to the
Plan is based on the employee's pre-tax contribution and years of service.
After three years of service (including service with MRI prior to the
Distribution), the Company contributes 20% of the employee's pre-tax contribution, 30% after ten years of service and 40% after 20 years of service. Normally, the full amount of each participant's interest in the trust fund will be paid upon retirement or total disability. However, the
Plan allows participants to make early withdrawals of pre-tax and after-tax contributions, subject to certain restrictions. Under the provisions of the plan, highly compensated employees, as defined by the Internal Revenue Code, are limited to contributions of 3% and receive a maximum of a 20% match. The
Company's contributions to the trust fund approximated
$414,000, $257,000
and $244,000 for 1998, 1997 and 1996, respectively.
      During fiscal year 1997, the Company began sponsorship of an employee stock ownership feature ("ESOP") covering participants in the Salary Deferral
Plan. The Company loaned the Plan $3.6 million (with outstanding balances of
$3.2 million and $3.5 million at May 31, 1998 and May 31, 1997, respectively) to purchase approximately 255,000 shares of common stock, at an interest rate of 5.47%. The loan is payable in 120 monthly installments of principal and interest. The Company makes monthly contributions sufficient to cover principal and interest on the loan made to the Plan. Shares are released and allocated to participant accounts monthly as loan repayments are made.
      The Company adopted the provisions of AICPA Statement of Position No.
93-6 which requires that compensation expense be measured based on the fair value of the shares over the period the shares are earned. Dividends paid on unallocated shares held by the Plan are used to make principal and interest payments and are not charged to retained earnings, and shares not yet committed to be released are not considered outstanding in the calculation of earnings per share. The fair value of unearned shares at May 31, 1998 and May
31, 1997 was approximately $3,874,000 and $4,046,000,
respectively.

Deferred Compensation Plan
The Company maintains the Morrison Health Care, Inc.
Deferred Compensation
Plan for certain selected employees. The provisions of this Plan are similar to those of the Salary Deferral Plan. Differences include which employees are eligible to participate and the limitations on the amount of deferrals that may be elected by participants. The Company's contributions under the Plan approximated $104,000, $125,000 and $137,000, for 1998, 1997 and 1996,
respectively. Assets of the Plan are held by a rabbi trust. Under current accounting rules, assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. Therefore, all earnings and expenses of the rabbi trust are recorded in the Company's financial statements. Assets and liabilities of the Plan approximated
$6,043,000 and $4,667,000 at May 31, 1998 and 1997,
respectively, and include
$1,848,000 and $1,341,000, respectively, of MHCI common stock, which is accounted for as treasury stock at cost.

Retirement Plan
The Retirement Plan was frozen by RTI (formerly Morrison
Restaurants Inc.) on
December 31, 1987. The Company is a joint sponsor of the Retirement Plan. No additional benefits accrued and no new participants entered the Plan after that date. The Company will continue to share in future expenses of the Plan.
Participants will receive benefits based upon salary and length of service.
The Plan's assets include common stock, fixed income securities, short-term investments and cash. There were no contributions made to the Plan in 1998,
1997 or 1996.

Executive Supplemental Pension Plan
Under the Morrison Health Care, Inc. Executive Supplemental Pension Plan, employees with average compensation of at least $100,000 for five consecutive years (including service with MRI prior to the Distribution) in a qualifying position become eligible to earn supplemental retirement payments based upon salary and length of service (including service as part of MRI prior to the
Distribution), reduced by Social Security benefits and amounts otherwise receivable under the Retirement Plan.

Management Retirement Plan
Under the Morrison Health Care, Inc. Management Retirement Plan, individuals who have 15 years of credited service (including service with MRI prior to the Distribution) and earn an average annual compensation of at least $40,000 for the immediately preceding three years become participants. Participants receive benefits based upon salary and length of service (including service with MRI prior to the Distribution), reduced by social security benefits and benefits payable under the Retirement Plan and Executive Supplemental Pension
Plan.
      To provide a funding source for the payment of benefits under the
Executive Supplemental Pension Plan and the Management
Retirement Plan, the
Company owns various life insurance contracts on some of the participants.
The cash value of these policies, net of loans, was $1,897,000 at May 31,
1998, and $1,256,000 at May 31, 1997. The policies have been placed in a rabbi trust which will hold the policies and death benefits as they are received.
      The following table presents the components of pension expense, the funded status and amounts recognized in the Company's financial statements for the Retirement Plan, the Executive Supplemental Pension Plan and the
Management Retirement Plan.


Accumulated Benefits Exceed Assets -
                                Assets Exceed Accumulated
Benefits -        Executive Supplemental Pension Plan
(IN THOUSANDS)                           Retirement Plan
and Management ReTirement Plan

For the Fiscal Year Ended     May 31,      May 31,      June
1,           May 31,      May 31,   June 1,
                                1998         1997
1996              1998         1997      1996
Components of pension
  (income)/expense:
      Service cost            $    0       $    0       $
0            $  108       $   81    $   63
      Interest cost              347          341
354               270          230       251
Actual return on plan assets  (1,046)        (700)
(833)                0            0          0
Amortization and deferral        629          341
526               149          122       122
                             $   (70)      $  (18)      $
47            $  527       $  433    $  436
Plan assets at fair value    $ 4,425       $4,859
$4,766            $    0       $    0    $     0
Actuarial present value of
  projected benefit
   obligations:
      Accumulated benefit
        obligations:
            Vested             3,895        4,210
4,691            2,615        1,950      1,606
            Nonvested              0            0
0              274            0          0
Provision for future salary
  increases                        0            0
0            1,429        1,296      1,116
Total projected benefit
   obligations                 3,895        4,210
4,691            4,318        3,246      2,722
Excess (deficit) of plan
  assets over projected
      benefit obligations        530          649
75           (4,318)      (3,246)    (2,722)
Unrecognized net loss (gain)     407          150
642              913          258        216
Unrecognized prior service cost    0            0
0              276          289        351
Unrecognized net transition
  obligations                    280          348
412              516          576        541
Additional minimum liability       0            0
0             (658)        (452)      (376)
Prepaid (accrued)
  pension cost               $ 1,217       $1,147
$1,129            (3,271)     $(2,575)   $(1,990)


The weighted average discount rate for all three plans was 7.5%, 8.25% and
7.75% for 1998, 1997 and 1996, respectively. The rate of increase in compensation levels for the Executive Supplemental Pension
Plan and
Management Retirement Plan was 4% for all three years presented. The expected long-term rate of return on Plan assets for the Retirement
Plan was 10% for
all three years.

NOTE 7 Postretirement Benefits Other Than Pensions The Company provides health care benefits and life insurance benefits to eligible retirees. Benefits are funded as medical claims and life insurance premiums are incurred. Retirees become eligible for retirement benefits if they have met certain service and minimum age requirements at date of retirement. The Company accrues expenses related to postretirement health care and life insurance benefits during the years an employee provides services.
      The actuarial present value of accumulated postretirement benefit obligations and the amounts recognized in the Company's balance sheet are as follows:

(In thousands)                                  Fiscal Year
Ended
                                         May 31, 1998
May 31, 1997
Retirees                                      $1,504
$1,609
Fully eligible active plan participants          245
202
Other active plan participants                   170
123
Accumulated postretirement
      benefit obligation                       1,919
1,934
Unrecognized net loss                           (366)
(328)
Accrued postretirement benefit cost           $1,553
$1,606

The postretirement benefit cost is as follows:

(In thousands)                               For the Fiscal
Year Ended
                          May 31, 1998      May 31, 1997
June 1, 1996
Service cost              $     7           $     7
$     8
Interest cost                 147               140
155
Amortization of
  unrecognized net loss         4                23
28
Postretirement benefit
   cost                   $   158           $   170
$   191


      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 0% because the Company has frozen current and future contribution levels. Increases in health care cost due to factors such as inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of
Plan participants will be borne by the participants. Measurement of the accumulated postretirement benefit obligation was based on an assumed 7.50%,
8.25% and 7.75% discount rate for fiscal years 1998, 1997 and 1996, respectively.

NOTE 8         Preferred Stock
Under its Certificate of Incorporation, the Company is authorized to issue preferred stock with a par value of $0.01 in an amount not to exceed 250,000 shares which may be divided into and issued in designated series, with dividend rates, rights of conversion, redemption, liquidation prices and other terms or conditions as determined by the Board of Directors. No preferred shares have been issued as of May 31, 1998. The
Board of Directors
has designated 50,000 of such shares as Series A Junior
Participating
Preferred Stock and has issued rights to acquire such shares, upon certain events, with an exercise price to be determined, but substantially above the expected trading price. The rights will expire ten years after the date such rights are issued, and may be redeemed prior to ten days after the acquisition of 20% or more of the Company's common stock.

NOTE 9         Stock Incentive Plans
Under the Company's stock incentive plans, incentive and non-qualified stock options may be granted to Management, key employees and outside directors to purchase shares of Company stock. The Morrison Health Care, Inc. 1996 Stock
Incentive Plan and the Morrison Health Care, Inc. 1996 Non-
Executive Stock
Incentive Plan (the "Plans") are administered by a Committee, appointed by the Board, which has complete discretion to determine participants and the terms and provisions of stock incentives, subject to the Plans. The Plans permit the Committee to make awards of a variety of stock incentives, including (but not limited to) dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, phantom shares, stock appreciation rights and stock awards. These discretionary awards may be made on an individual basis or pursuant to a program approved by the Committee for the benefit of a group of eligible persons. All options awarded under the Plans have been at the prevailing market value at the time of issue or grant. All options granted have five- or ten-year terms and become exercisable at the end of two or three years of continued employment.
At May 31, 1998 and 1997, the Company had reserved a total of 1,704,376 and
804,376 shares, respectively, of common stock under the Company's 1996 Stock
Incentive Plan.

      In March 1997, the Board of Directors approved a resolution to offer the Company's non-executive employees the opportunity to reprice certain options which were originally granted under the Company's 1996 Non-Executive
Stock Incentive Plan. The repricing occurred on March 25, 1997, and resulted in the cancellation of approximately 290,000 options and the granting of approximately 174,000 new options with an exercise price equal to $13.125, the closing price on March 24, 1997. The canceled options were replaced with fewer new options in accordance with a formula to result in economic equivalence between the old and new options. The new options were granted with two-year vesting periods and ten-year terms. At May 31, 1998 and 1997, the Company had reserved a total of 1,464,820 and 2,582,127 shares, respectively, of common stock for this Plan.
      The Morrison Health Care, Inc. Stock Incentive and
Deferred
Compensation Plan for Directors provides nonmanagement directors with opportunities to defer the receipt of their retainer fees or to allocate their retainer fees to purchase shares of the Company. In general, the Plan sets a target ownership level for nonmanagement directors. To facilitate attaining the target ownership level, the Plan provides that the directors must use at least 60% of their retainer to purchase shares of the Company until they reach the target ownership level. Each director purchasing stock receives additional shares equal to 15% of the shares purchased and three times the total shares in options, which vest after six months and become exercisable for five years from the grant date. All options awarded under the
Plan have been at the prevailing market value at the time of grant. Pursuant to this Plan, a one-time restricted stock award totaling 5,000 shares was made in fiscal year 1997 to a nonmanagement director. A Committee, appointed by the Board, administers the Plan on behalf of the Company. At May 31, 1998 and 1997, the Company had reserved 81,917 and 85,251 shares, respectively, of common stock for this Plan.

      Under the terms of the Distribution, holders of MRI stock options received adjusted, substitute options in MHCI, MFC and RTI which, in the aggregate, preserved the economic value as well as the material terms, such as option period, vesting provisions and payment terms, the optionee had in the original MRI options prior to the Distribution. For SFAS No. 123 disclosure purposes, these options, if granted in fiscal year 1996, were valued as of the original grant date.

      The Company applies APB No. 25 and related interpretations in accounting for its stock incentive plans. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the stock on the date of grant, no compensation expense is recognized.
      Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-
Scholes option
pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.7%, 6.6% and 6.0%;
volatility factors of .24, .19 and .22; dividend yields of 0.9%, 4.3% and
4.7%; and weighted average expected lives of 7.5, 7.6 and
4.8 years.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The
Company's pro forma information follows (in thousands, except earnings per share amounts):

                                                 For the
Fiscal Year Ended
                                          May 31, 1998
May 31, 1997      June 1, 1996
Pro forma net income                      $10,771
$9,618            $9,157
Pro forma earnings per share - Basic      $  0.90
$ 0.82            $ 0.78
Pro forma earnings per share - Diluted    $  0.89
$ 0.82            $ 0.78

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards made prior to fiscal year 1996, and additional awards are anticipated.
      A summary of the Company's stock option activity and related information for the years ended May, 31, 1998, May 31, 1997 and June 1, 1996 follows:

                               May 31, 1998            May
31, 1997            June 1, 1996
                                           Weighted
Weighted                Weighted
                                           Average
Average                 Average
                               Options     Exercise
Options     Exercise    Option      Exercise
                               (000)       Price       (000)
Price       (000)       Price
Outstanding -
   Beginning of year           2,307       $15.82      2,368
$15.97          0        $ 0.00
Converted MRI options              0         0.00          0
0.00      1,493         15.55
Granted                          357        17.76        493
13.21        950         16.50
Exercised                       (274)       12.05
(200)        9.69        (57)        11.38
Forfeited                       (144)       15.55
(354)       16.78        (18)        24.44
Outstanding - End of year       2,246      $16.45      2,307
$15.82      2,368        $15.97
Exercisable at end of year      1,110      $17.09      1,068
$15.95      1,056        $14.52

Weighted average fair value of options
      granted during the year              $ 6.66
$ 1.89                   $ 2.70

The following table summarizes information about stock options outstanding at the end of:

                                           May 31, 1998
                    Options Outstanding             Options
Exercisable

                                                    Weighted
Average
Range of            Number        Weighted Average
Remaining                Number      Weighted Average
Exercise Prices     Outstanding   Exercise Price
Contractual Life         Exercisable  Exercise  Price
$ 8.98 -  $14.38      567           $12.77              5.70
187          $11.93
$14.50 -  $16.38      469           $14.78              1.83
432          $14.68
$16.50 -  $16.50      578           $16.50              3.11
110          $16.50
$16.56 -  $31.59      632           $20.94              4.48
381          $22.51
                    2,246           $16.45              3.88
1,110          $17.09


                                           May 31, 1997
                   Options Outstanding              Options
Exercisable

                                                    Weighted
Average
Range of            Number        Weighted Average
Remaining                Number      Weighted Average
Exercise Prices     Outstanding   Exercise Price
Contractual Life         Exercisable Exercise  Price
$ 8.98 -  $13.13      676           $12.16              5.96
317         $11.15
$13.50 -  $15.75      596           $14.56              2.70
475         $14.62
$16.50 -  $16.50      622           $16.50              3.84
0         $ 0.00
$17.03 -  $31.59      413           $22.61              2.40
276         $23.72
                    2,307           $15.82              3.91
1,068         $15.95



NOTE 10        Contingencies

At May 31, 1998, the Company was contingently liable for approximately $4.6 million in letters of credit, issued primarily in connection with its Workers' Compensation and Casualty insurance programs.
      The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of its business. In the opinion of Management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.
      Prior to the Distribution, the Company entered into an agreement with
MFC and RTI providing for assumptions of liabilities and cross-indemnities.
The agreements are designed to allocate generally, among the three companies, effective as of the Distribution date, financial responsibility for liabilities arising out of or in connection with business activities prior to the Distribution. No significant amounts were incurred under this agreement during fiscal year
1998 or 1997.

NOTE 11        Subsequent Events
Subsequent to May 31, 1998, the Company replaced its $50 million credit facility with a $75 million revolving credit line from four financial institutions. Concurrent with this transaction, the Company cancelled the related interest rate swap agreement that had effectively fixed the interest rate for the term portion of that facility. The new credit line has a variable interest rate based upon LIBOR and variable interest payment requirements. The principal is due no later than June 30, 2003. The initial amount borrowed was $35.4 million, all of which was used to repay the balance due on the $50 million and $5 million credit facilities.
      Also in June 1998, the Company entered into two interest rate swap agreements to reduce the impact of changes in the interest rates on its floating rate debt and to exchange floating rate for fixed rate payments at certain dates. These swap agreements expire in June 2003 and June 2008 and effectively convert $20,000,000 of variable rate borrowings to fixed.

NOTE 12        Supplemental Quarterly Financial Data
(Unaudited)
Quarterly financial results for the years ended May 31, 1998 and May 31, 1997
are summarized below. For the year ended May 31, 1998, all quarters are composed of three months. For the year ended May 31, 1997, all quarters are composed of 13 weeks.

                                            First
Second       Third        Fourth
(Amounts presented are in thousands)      Quarter
Quarter     Quarter       Quarter      Total
For the year ended May 31, 1998
Revenues                                  $57,754
$60,646     $63,337       $68,634      $250,371
Gross profit*                             $10,027
$10,688     $10,541       $11,850      $ 43,106
Income before income taxes                $ 4,674       $
5,035     $ 4,292       $ 5,064      $ 19,065
Provision for federal and state
   income taxes                             1,846
1,989       1,695         1,983         7,513
Net income                                $ 2,828       $
3,046     $ 2,597       $ 3,081      $  11,552
Earnings per share:
      Basic                               $  0.24       $
0.25     $  0.22       $  0.26      $   0.97
      Diluted                             $  0.24       $
0.25     $  0.21       $  0.25      $   0.95

For the year ended May 31, 1997
Revenues                                  $52,658
$54,355     $57,483       $56,515      $221,011
Gross profit*                             $ 9,634
$10,291     $ 9,416       $10,437      $  39,778
Income before income taxes                $ 4,619       $
4,648     $ 3,695       $ 4,614      $  17,576
Provision for federal and state
  income taxes                              1,923
1,922       1,533         1,912          7,290
Net income                                $ 2,696       $
2,726     $ 2,162       $ 2,702      $  10,286
Earnings per share:
      Basic                               $  0.23       $
0.23     $  0.18       $  0.23      $   0.87
      Diluted                             $  0.23       $
0.23     $  0.18       $  0.23      $   0.87


*The Company defines gross profit as revenue less operating expenses.

Common Stock Market Prices and Dividends
Morrison Health Care, Inc. common stock is publicly traded on the New York
Stock Exchange (NYSE) under the ticker symbol MHI. The following table sets forth the reported high and low prices on the NYSE or the high and low bid prices for each quarter during fiscal years 1998 and 1997.

                            First      Second       Third
Fourth
                          Quarter     Quarter     Quarter
Quarter

1998 market price per share:

      High                $17.250     $19.750     $20.188
$22.875
      Low                 $15.375     $15.750     $17.063
$16.250

1997 market price per share:
      High                $15.000     $14.375     $14.875
$16.500
      Low                 $11.125     $10.750     $13.250
$13.000

      Cash dividends on the common stock of Morrison Health
Care, Inc. were
paid during each quarter of fiscal years 1998 and 1997 as follows:

                            First      Second      Third
Fourth
                          Quarter     Quarter     Quarter
Quarter     Total
1998 cash dividends
   per share              $0.205      $0.205      $0.205
$0.205      $0.820
1997 cash dividends
  per share               $0.205      $0.205      $0.205
$0.205      $0.820

      On July 1, 1998, the Company's Board of Directors declared a quarterly dividend of $0.04 per share, payable July 31, 1998, to 5,525 shareowners of record on July 13, 1998.



Report of Independent Auditors
Morrison Health Care, Inc. and Subsidiaries

Stockholders and Board of Directors
Morrison Health Care, Inc. and Subsidiaries

     We have audited the  accompanying  consolidated
balance sheets of Morrison
Health Care, Inc. and  Subsidiaries as of May 31, 1998 and
1997, and the related
consolidated  statements of income,  shareowners' equity and cash flows for each
of the three  fiscal years in the period  ended May 31,
1998.  These  financial
statements   are  the   responsibility   of  the   Company's
Management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by
Management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morrison Health
Care, Inc. and Subsidiaries at May 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

Atlanta, Georgia
June 23, 1998



   MORRISON HEALTH CARE, INC.

   EXHIBIT 21.1          List of Subsidiaries


   State of Incorporation - Arizona
             Drake Management Services, Inc.

   State of Incorporation - Georgia
             Culinary Solutions, Inc.

   State of Incorporation - Tennessee
             Culinary Concepts, Inc.

   State of Incorporation - Pennsylvania
             Custom Management Corporation
             Custom Management Corporation of Pennsylvania
             Morrison Custom Management Corporation of
Pennsylvania
             John C. Metz & Associates, Inc.

   State of Incorporation - Texas
             Morrison's Health Care of Texas, Inc.




   MORRISON HEALTH CARE, INC.

   EXHIBIT 23            Consent of Independent Auditors


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Morrison Health Care, Inc. and Subsidiaries of our report dated June 23, 1998, included in the 1998 Annual Report to Stockholders of Morrison Health Care, Inc. and Subsidiaries.

     Our audits  also  included  the  financial  statement
schedule of Morrison Health Care, Inc. and Subsidiaries  listed in Item
14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our
opinion,  the  financial    statement  schedule  referred to above,  when
considered in relation to the     basic  financial  statements  taken  as a
whole, presents  fairly  in all     material respects the information set forth
therein.
     We also  consent to the  incorporation  by  reference
in the  Registration    Statements of Morrison Health Care, Inc. and
Subsidiaries  listed below of   our report dated June 23, 1998, with respect to
the consolidated financial statements incorporated herein by reference, and
our report included in the      preceding  paragraph  with  respect  to the
financial statement schedule included in this Annual Report (Form 10-K) of Morrison Health Care, Inc. and Subsidiaries for the year ended May 31, 1998.


      -Registration  Statement No. 333-2098 on Form S-8
dated March 8, 1996
        and related Prospectus
      -Registration  Statement No. 333-2100 on Form S-8
dated March 8, 1996
        and related Prospectus
      -Registration  Statement No. 333-2102 on Form S-8
dated March 8, 1996
        and related Prospectus
      -Registration  Statement No. 333-2104 on Form S-8
dated March 8, 1996
        and related Prospectus
      -Registration  Statement No. 333-2106 on Form S-8
dated March 8, 1996
        and related Prospectus
      -Registration  Statement No. 333-2108 on Form S-8
dated March 8, 1996
        and related Prospectus
      -Registration  Statement No. 333-4504 on Form S-8
dated May 3, 1996
        and related Prospectus
      -Registration  Statement No. 333-4508 on Form S-8
dated May 3, 1996
        and related Prospectus
      -Registration  Statement No. 333-20197 on Form S-8
dated January 22, 1997
        and related Prospectus
      -Registration  Statement No. 333-40177 on Form S-8
dated November 13, 1997
        and related Prospectus



   /s/ Ernst & Young LLP



 Atlanta, Georgia
 August 28, 1998



MORRISON HEALTH CARE INC.
EXHIBIT 27
                                 FINANCIAL DATA SCHEDULE
                         (in thousands except per share
amounts)


     This schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of income on pages
     18 through 19 of the Company's  1998 Annual Report to
Stockholders  and is
     qualified in its entirety by reference to such financial statements.


  Item Number               Item Description
Year End 1998
------------------------------------------------------------
-------------
5-02(1)         Cash and cash items
$5,720
5-02(2)         Marketable securities
0
5-02(3)(a)(1)   Notes and accounts receivable - trade
22,268
5-02(4)         Allowances for doubtful accounts
887
5-02(6)         Inventory
2,936
5-02(9)         Total current assets
39,620
5-02(13)        Property, plant and equipment
24,191
5-02(14)        Accumulated depreciation
10,232
5-02(18)        Total assets
84,374
5-02(21)        Total current liabilities
32,276
5-02(22)        Bonds, mortgages and similar debt
31,690
5-02(28)        Preferred stock - mandatory redemption
0
5-02(29)        Preferred stock - no mandatory redemption
0
5-02(30)        Common stock
124
5-02(31)        Other stockholders' equity
8,248
5-02(32)        Total liabilities and stockholders'
84,374
                equity

  Item Number               Item Description              52
Weeks 1998
------------------------------------------------------------
-------------
5-03(b)1(a)     Net sales of tangible products
$250,371
5-03(b)1        Total revenues
250,371
5-03(b)2(a)     Cost of tangible goods sold
207,265
5-03(b )2       Total costs and expenses applicable to
207,265
                sales and revenues
5-03(b)3        Other costs and expenses
0
5-03(b)5        Provision for doubtful accounts and notes
0
5-03(b)(8)      Interest and amortization of debt
1,528
                discount
5-03(b)(10)     Income before taxes and other items
19,065
5-03(b)(11)     Income tax expense
7,513
5-03(b)(14)     Income/loss continuing operations
11,552
5-03(b)(15)     Discontinued operations
0
5-03(b)(17)     Extraordinary items
0
5-03(b)(18)     Cumulative effect - changes in
0
                accounting principles
5-03(b)(19)     Net income or loss
11,552
5-03(b)(20)     Earnings per share - primary
0.97
5-03(b)(20)     Earnings per share - fully diluted
0.95