Form 10-K/A
period 1998-05-31
MORRISON HEALTH CARE INC
filed 1998-09-03
CIK 1007507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

(Mark One)
     X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 1998

                                       OR

       Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                 to

                         Commission file number 1-14194

                           MORRISON HEALTH CARE, INC.
               (Exact name of Registrant as specified in charter)


  GEORGIA                                                    63-1155966
 (State or other jurisdiction of     (I.R.S. Employer identification No.)
  incorporation or organization)

  1955 Lake Park Drive, Suite 400, Smyrna, GA                30080-8855
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (770) 437-3300

Securities Registered Pursuant to Section 12(b) of The Act:

                                                    Name of each exchange
           Title of each class                       on which registered
------------------------------------------          -----------------------

$0.01 par value Common Stock                        New York Stock Exchange

Rights to Purchase Series A Participating           New York Stock Exchange
 Preferred  Stock

Securities Registered Pursuant to Section 12(g) of The Act:

                                      None
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[_X_] NO[__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 14, 1998 as reported on the New York Stock Exchange, was approximately $215,874,329. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 14, 1998 was 12,084,408.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 31, 1998 are incorporated by reference into Part III.

This form 10-K/A is being filed to amend and restate the Registrant's Form 10-K for the fiscal year ended May 31, 1998 in its entirety to correct certain typographical and formatting errors.

                                      INDEX

                                    PART I
                                                                       Page
                                                                       Number
Item 1.         Business..............................................  3-6

Item 2.         Properties............................................   6

Item 3.         Legal Proceedings.....................................   6

Item 4.         Submission of Matters to a Vote of Security Holders...   7

                Executive Officers of the Company.....................  7-8

                                   PART II

Item 5.         Market for the Registrant's Common Equity and
                Related Shareholder Matters...........................   9

Item 6.         Selected Financial Data...............................   9

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................   9

Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk...........................................   9

Item 8.         Financial Statements and Supplementary Data...........   9

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................   9

                                   PART III

Item 10.        Directors and Executive Officers of the Company.......   10

Item 11.        Executive Compensation................................   10

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management............................................   10

Item 13.        Certain Relationships and Related Transactions........   10

                                   PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K........................................... 11-14

PART I
ITEM 1.     BUSINESS.


General

Morrison Health Care, Inc., a Georgia corporation (the "Company" or "MHCI"), became an independent, publicly owned company in March 1996 as a result of the distribution (the "Distribution") by Morrison Restaurants Inc., a Delaware corporation ("MRI"), to its shareholders of all the issued and outstanding shares of common stock of the Company. As a result of the Distribution, MRI's shareholders received one share of Company common stock for every three shares of MRI held.

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

The Company believes the senior living market is the fastest growing segment of the health care industry, due to changing demographics and lifestyles and the number of retirement facilities being constructed. The Company has emphasized its commitment to provide food and nutrition services to the senior living market by acquiring two companies in the field: Drake Management Services, Inc. in January 1998 which services the Southwest and Spectra Services, Inc. in March
1998   which   services   the   Mid-west.   Believing   that  this   market  is
under-penetrated and rapidly expanding, the Company plans for future growth in the senior living market to result from acquisitions and internal development.

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

In addition, MHCI operates "branded concept" restaurants such as Pizza Hut(R) and Taco Bell(R) on client premises. These branded concept accounts are operated pursuant to license arrangements with the appropriate restaurant company. Currently, MHCI has 13 license arrangements with nationally and regionally recognized restaurant companies.

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

Raw Materials

Raw materials essential to the operation of the Company's business are obtained principally through national food distributors. The Company uses short-term purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at customer locations, MHCI's requirements for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at customer locations. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities where the Company operates. The Company has entered into a purchasing arrangement with Ruby Tuesday, Inc. ("RTI"), successor to MRI's casual dining business and Morrison Fresh Cooking, Inc. ("MFCI"), which held the family dining assets of MRI and was spun off along with the Company in the Distribution, to maintain the volume purchasing bargaining position enjoyed by the Company prior to the Distribution.

Trademarks of the Company

The Company has registered certain trademarks and service marks with the United States Patent and Trademark Office including the Pro-Health Dining(R) trademark. The Company believes that this and other related marks are important to its business. Registrations of the Company's trademarks expire from 2000 to 2009, unless renewed.

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

During the fiscal year, MHCI constructed of two advanced food preparation facilities. The first facility, located in Tampa, Florida, provides for about 5,000 square feet of light industrial space with a lease term ending in 2002 and average annual lease payments of about $29,000. The second facility, located in Baltimore, Maryland, includes approximately 15,000 square feet of light industrial and regional office space and has average annual lease payments of about $98,000

Facilities and equipment are repaired and maintained to assure their adequacy, productive capacity and utilization.

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

Jerry D. Underhill has been Senior Vice President, Operations of the Company since the Distribution in March 1996. He was Senior Vice President, Retail Development of the Health Care Division of MRI's Morrison Group from September 1995 until March 1996. Prior thereto, he was Senior Vice President,

Development of the Family Dining Division of MRI's Morrison Group from March 1993 to September 1995. Mr. Underhill was President of Mid-Continent Restaurants (currently known as Bravo Restaurants) from July 1988 to March 1993.

Gary L. Gaddy has been Senior Vice President, Sales and Marketing of the Company since March 1998. Prior thereto, he was Vice President, Health Systems for the Company since July 1997. Mr. Gaddy was Vice President of Sales and Marketing for EmCare, Inc., an emergency medicine contract management company from January 1995 to July 1997. He was Vice President/General Manager of Business Development for HMSS Management, Inc., a home infusion company, from August 1990 to December 1994. Mr. Gaddy has over 20 years of sales and marketing experience in the healthcare industry.

Frances G. Michels has been Senior Vice President, Support Services of the Company since the Distribution in March 1996. She was Senior Vice President,
Support  Services  of the Health  Care  Division  of MRI's  Morrison  Group from
January 1996 until March 1996. Prior thereto, she served MRI's Health Care Division in various capacities, including as Vice President of Nutrition Services from December 1984 through January 1996, Area Manager for Operations and Nutrition Services from January 1982 through December 1984, Consulting Dietitian for the Health Care Division from June 1974 through January 1982, Foodservice Director from July 1973 through June 1974, and Chief Therapeutic Dietitian from June 1970 through July 1973.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Election of Directors - Directors' Fees and Attendance" in the definitive proxy statement of the Registrant dated August 31, 1998 relating to the Registrant's annual meeting of shareholders to be held on September 29, 1998.

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

                                                    Page Reference
                                                    in paper version
                                                    of Annual Report
                                                    to Shareholders
         Consolidated Statements of Income for
         the fiscal years ended May 31, 1998,
         May 31, 1997 and June 1, 1996...................... 18

         Consolidated Balance Sheets as of
         May 31, 1998 and May 31, 1997...................... 19

         Consolidated Statements of Stockholders' Equity
         for the fiscal years ended May 31, 1998,
         May 31, 1997 and June 1, 1996...................... 21

         Consolidated Statements of Cash Flows
         for the fiscal years ended May 31, 1998,
         May 31, 1997 and June 1, 1996...................... 20

         Notes to Consolidated Financial Statements......... 22 - 31

         Report of Independent Auditors..................... 32

                                                       Page Reference
                                                         in Form 10-K
     2. Financial statement schedules:

         Schedule II - Valuation and Qualifying
         Accounts for the fiscal years ended
         May 31, 1998, May 31, 1997 and
         June 1, 1996...................................... 17

               Financial statement schedules other than those shown above are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

         The following exhibits are filed as part of this report:

                           MORRISON HEALTH CARE, INC.
                                LIST OF EXHIBITS

Exhibit
--------------------------------------------------------------------------------
Number                                   Description

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

4.6       Form of First Amendment to Rights Agreement.

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

10.16 Form of Indemnification Agreement to be entered into with executive officers and directors.*

10.17*** Form of Change of Control Agreement to be entered into with executive officers.+

10.18 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc. and Eugene E. Bishop.+

10.19 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc. and Samuel E. Beall, III.+

10.20 Form of Amended and Restated Credit Agreement dated July 2, 1998, together with related Amended and Restated Revolving Credit Notes, Amended and Restated Swing Line Note and Subsidiary Guaranty.

10.21*** Form of First Amendment to the Morrison Health Care, Inc. Executive Supplemental Pension Plan.++

10.22*** Form of First Amendment to the Morrison Health Care, Inc. Management Retirement Plan.++

10.23*** Form of First Amendment to the Morrison Health Care, Inc. Salary Deferral Plan.++

10.24*** Form of Second Amendment to the Morrison Health Care, Inc. Salary Deferral Plan.++

10.25*** Form of First Amendment to the Morrison Health Care, Inc. Deferred Compensation Plan.++

10.26*** Form of Second Amendment to the Morrison Health Care, Inc. Deferred Compensation Plan.++

10.27*** Form of Morrison Health Care, Inc. Salary Deferral Plan together with related form of Amended Trust Agreement.

10.28*** Form of Morrison Health Care, Inc. Deferred Compensation Plan and related form of Amended Trust Agreement.

10.29***  Form of First Amendment to the 1996 Executive Stock Incentive Plan.

10.30***  Form of First Amendment to the 1996 Non-Executive Stock Incentive
          Plan.

10.31***  Form of Second Amendment to the 1996 Executive Stock Incentive Plan.

10.32***  Form of Second Amendment to the 1996 Non-Executive Stock Incentive
          Plan.

10.33*** Form of Third Amendment to the. Morrison Health Care, Inc. Salary Deferral Plan.

10.34     Stock Purchase Agreement of Drake Management Services, Inc.

10.35     Asset Purchase Agreement of Spectra Services, Inc.

11        Statement regarding computation of per share earnings.

13 Annual Report to Shareholders for the fiscal year ended May 31, 1998 (Only portions specifically incorporated by reference in the Form 10-K are incorporated herewith.)

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


                                    MORRISON HEALTH CARE, INC.


         Date 09/3/98               By:/s/ Glenn A. Davenport
                                    Glenn A. Davenport
                                    President, Chief Executive Officer
                                    and Director


Morrison Health Care, Inc.
Schedule II - VALUATION  AND  QUALIFYING  ACCOUNTS For the Periods Ended May 31, 1998,
May 31, 1997 and June 1, 1996
(Dollars in Thousands)

             Column A                Column B         Column C        Column D (A)  Column E
-----------------------------------------------------------------------------------------------
                                                     Additions
                                               -----------------------
                                     Balance     Charged    Charged                 Balance
                                        at          to         to                      at
                                    Beginning   Costs and    Other                    End
            Description             of Period   Expenses   Accounts    Deductions  of Period
                                  -----------------------------------------------------------


Year ended May 31, 1998:
Trade receivables:
   Allowance for doubtful accounts    $ 744       $   0      $ 196       $  53        $  887
                                   ===========================================================

Year ended May 31, 1997:
Trade receivables:
   Allowance for doubtful accounts    $1,122      $   0      $   0       $ 378        $  744
                                   ===========================================================

Year ended June 1, 1996:
Trade receivables:
   Allowance for doubtful accounts    $1,641      $   0      $   0       $ 519        $1,122
                                   ===========================================================


Notes: (A) Write-off of trade receivables determined to be uncollectible against the allowance for doubtful accounts.