Form 10-Q
period 1998-08-31
MORRISON HEALTH CARE INC
filed 1998-10-15
CIK 1007507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998

                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to                 .


                         Commission file number 1-14194

                                MORRISON HEALTH CARE, INC.
                      (Exact name of Registrant as specified in charter)


                        GEORGIA                                       63-1155966
-----------------------------------------------------       --------------------
     (State or other jurisdiction of incorporation or         (I.R.S. Employer
                      organization)                          identification No.)


   1955 Lake Park Drive, Suite 400, Smyrna, GA                        30080-8855
-----------------------------------------------------       --------------------
       (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:               (770) 437-3300
                                                            --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                  12,133,108
--------------------------------------------------------------------------------
(Number of shares of $0.01 par value common stock outstanding as of September 30, 1998)

                                               INDEX

PART I   Financial Information
                                                                            Page
                                                                          Number
                                                                          ------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         August 31, 1998 and May 31, 1998............................         3


         Condensed Consolidated Statements of Income for
         the Three Months Ended August 31, 1998 and 1997.............         4


         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended August 31, 1998 and 1997.........         5


         Notes to Condensed Consolidated Financial Statements........         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................       7-9


Item 3.  Quantitative and Qualitative Disclosures about Market Risk..         9


PART II  Other Information

Item 1.  Legal Proceedings...........................................        10


Item 2.  Changes in Securities.......................................      None


Item 3.  Defaults upon Senior Securities.............................      None


Item 4.  Submission of Matters to a Vote of Securit Holders..........      None


Item 5.  Other Information...........................................        10


Item 6.  Exhibits and Reports on Form  8-K...........................        10


Signatures...........................................................        11

Index to Exhibits, Financial Statement Schedules,
  and Reports on Form 8-K............................................        12

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                   Morrison Health Care, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)


                                               As of                 As of
                                         August  31, 1998         May 31, 1998
                                         --------------------------------------
                                               (Unaudited)            (Audited)
Assets
Current assets:
  Cash and short-term investments........        $  2,088              $ 5,720
  Receivables - accounts and notes (net).          29,298               27,753
  Inventories............................           2,958                2,936
  Prepaid expenses.......................           1,296                1,262
  Deferred income tax benefits...........           2,067                1,949
-------------------------------------------------------------------------------
    Total current assets.................          37,707               39,620
-------------------------------------------------------------------------------

Property and equipment - at cost.........          26,539               24,191
  Less accumulated depreciation..........          10,334               10,232
-------------------------------------------------------------------------------
                                                   16,205               13,959
Cost in excess of net assets
  acquired, net..........................          12,405               12,097
Deferred charges.........................           3,822                4,083
Other assets.............................          15,301               14,615
-------------------------------------------------------------------------------
    Total assets.........................         $85,440              $84,374
===============================================================================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.......................         $10,429              $11,975
  Disbursements in transit...............           3,787                2,570
  Other accrued liabilities..............           9,654               12,709
  Current portion of long-term debt......           1,275                5,022
-------------------------------------------------------------------------------
    Total current liabilities............          25,145               32,276
-------------------------------------------------------------------------------
Long-term debt...........................          40,000               31,690
Other deferred liabilities...............          11,988               12,036
Stockholders' equity:
  Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 12,465 and 12,379 shares,
    1999 and 1998, respectively)........              125                  124
  Capital in excess of par value........           14,019               12,859
  Unearned ESOP shares..................           (3,103)              (3,195)
  Retained earnings.....................            4,987                2,322
-------------------------------------------------------------------------------
                                                   16,028               12,110
  Less cost of treasury stock...........            7,721                3,738
-------------------------------------------------------------------------------
    Total stockholders' equity..........            8,307                8,372
-------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity..............          $85,440              $84,374
===============================================================================

The accompanying notes are an integral part of the financial statements.

                   Morrison Health Care, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)



                                                For the Three Months Ended
                                               August 31,        August 31,
                                                    1998              1997
                                               -----------------------------

Revenues                                         $72,246           $57,754
Operating costs and expenses:
  Operating expenses...........................   60,649            47,727
  Selling, general and administrative..........    5,918             5,126
Interest expense, net of interest income,
  totaling $50 and $177, in 1999
    and 1998, respectively.....................      424               227
----------------------------------------------------------------------------
                                                  66,991            53,080
----------------------------------------------------------------------------
Income before provision for income taxes.......    5,255             4,674
Provision for federal and state income taxes...    2,103             1,846
----------------------------------------------------------------------------
Net income.....................................  $ 3,152           $ 2,828
============================================================================

Earnings per share - Basic.....................  $  0.26           $  0.24
                                               =============================
Earnings per share - Diluted...................  $  0.26           $  0.24
                                               =============================

Weighted-average common shares - Basic.........   11,895            11,842
Net effect of dilutive stock options...........      247               186
                                               -----------------------------
Weighted-average common and common
  equivalent shares - Diluted..................   12,142            12,028
                                               =============================


The accompanying notes are an integral part of the financial statements.

                   Morrison Health Care, Inc. and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)


                                                     For the Three Months Ended
                                                 August 31,           August 31,
                                                      1998                 1997
                                                 -------------------------------
Operating activities:
Net income....................................... $  3,152             $  2,828
Adjustments to reconcile net income to net cash
  used by operating activities:
    Depreciation and amortization................      682                  580
    Amortization of intangibles..................      161                   56
    Other, net...................................      439                  214
    Deferred income taxes........................     (589)                 167
    Gain on disposition of assets................      (87)                 (43)
    Changes in operating assets and liabilities:
      Increase in receivables....................   (1,495)              (3,292)
      (Increase)/Decrease in inventories.........      (22)                  43
      Increase in prepaid and other assets.......     (119)                 (29)
      Decrease in accounts payable,
         accrued and other liabilities...........   (5,767)              (2,615)
      Increase in income taxes payable...........    2,337                1,578
--------------------------------------------------------------------------------
Net cash used by operating activities............   (1,308)                (513)
--------------------------------------------------------------------------------
Investing activities:
Purchases of property and equipment..............   (3,484)                (981)
Proceeds from disposals of assets................      704                  197
Deferred charges.................................     (141)              (1,238)
Other, net.......................................     (745)                (835)
--------------------------------------------------------------------------------
Net cash used by investing activities............   (3,666)              (2,857)
--------------------------------------------------------------------------------
Financing activities:
Net change in long-term debt.....................    4,563                  731
Proceeds from the issuance of stock..............      522                    0
Proceeds from exercise of stock options..........      606                  396
Purchases of Treasury Stock......................   (4,418)                   0
Dividends paid...................................     (488)              (2,496)
Decrease/(Increase) in Treasury Stock held by
    deferred compensation plan...................      435                  (33)
ESOP shares released.............................      122                   93
--------------------------------------------------------------------------------
Net cash provided/(used) by financing activities.    1,342               (1,309)
--------------------------------------------------------------------------------
Decrease in cash and short-term investments......   (3,632)              (4,679)
Cash and short-term investments at the
  beginning of the period........................    5,720                6,347
--------------------------------------------------------------------------------
Cash and short-term investments at the
  end of the period.............................. $  2,088             $  1,668
================================================================================

The accompanying notes are an integral part of the financial statements.

                   Morrison Health Care, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of Management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1998.

Certain prior reported amounts have been reclassified to be consistent with current reporting practices.


NOTE B - LONG-TERM DEBT
Refinancing of Credit Facility
In June 1998, the Company replaced its $50 million credit facility with a $75 million revolving credit line from four financial institutions. The new credit line has a variable interest rate based upon LIBOR and variable interest payment requirements. The principal is due no later than June 30, 2003. The initial amount borrowed was $35.4 million, all of which was used to repay the balance due on the $50 million and $5 million credit facilities.


NOTE C - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On September 29, 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on October 30, 1998 to shareholders of record at the close of business on October 12, 1998.

Industrial Revenue Bonds
On September 1, 1998, the Company entered into a loan agreement with Maryland Economic Development Corporation relating to tax-exempt adjustable mode Industrial Development Revenue Bonds in the aggregate principal amount of $2.75 million. The bonds bear interest at a variable rate in accordance with the terms of an Indenture of Trust and are due January 1, 2013. The debt is secured by a stand-by letter of credit.

Acquisition - Culinary Service Network, Inc.
In October 1998, the Company acquired for approximately $6 million all of the outstanding common stock of Philadelphia-based Culinary Service Network, Inc. ("CSN"), in a cash transaction. The price purchase may increase contingent on the future earnings of CSN. The acquisition will be accounted for using the purchase method. The resulting goodwill will be amortized over twenty years using the straight-line method. The results of CSN will be included from the acquisition date.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion below relates to the results of operations of Morrison Health Care, Inc. ("MHCI" or the "Company") for the three months ended August 31, 1998 compared with the results for the comparable period of the prior year.


RESULTS OF OPERATIONS
The Company's net income from continuing operations increased 11.5% to $3.2 million for the three months ended August 31, 1998, compared with net income of $2.8 reported for the corresponding period of the prior fiscal year. Earnings before interest and taxes increased 15.9% or $0.8 million to $5.7 million for the three months ended August 31, 1998. The increase was due to growth in continuing and new account income.


MANAGED VOLUME AND REVENUE
Due to the difference between the amount of revenue that is reported for the fee account (net management fee plus reimbursed expenses) and the profit and loss account (gross revenues of meal sales), Management uses the concept of managed volume to evaluate the Company's true growth. Managed volume is defined by MHCI as the total cost of operating the foodservices. Managed volume from operations increased $24.5 million or 20.8% to $141.9 million for the three months ended August 31, 1998 over the prior year period due to new and acquired accounts.

Revenue from operations increased $14.5 million or 25.1% to $72.2 million for the three months ended August 31, 1998 over the prior year period. The increase was primarily attributable to the conversion of client-paid payroll to MHCI-paid payroll in continuing accounts, new accounts and accounts acquired from acquisitions.


OPERATING EXPENSES
Operating expenses increased $12.9 million or 27.1% to $60.6 million for the three months ended August 31, 1998. These expenses have increased over the prior year period primarily as a result of the addition of new and acquired accounts and the conversion of client-paid payroll to MHCI-paid payroll in continuing accounts. These expenses expressed as a percentage of managed volume increased slightly compared to the prior year period.


Selling, general and administrative expenses increased $0.8 million or 15.9% for the three months ended August 31, 1998 as compared to the same period of the prior year. Selling, general and administrative expenses as percentage of managed volume decreased slightly when compared to the corresponding period of the prior year.


INTEREST EXPENSE, Net of Interest Income
Net interest expense increased from $0.2 million to $0.4 million for the three months ended August 31, 1998 as compared to the same period of the prior year. Interest on funds used to finance construction of significant additions to property and equipment is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. The Company capitalized interest totaling $75,000 for the three months ended August 31,1998, related to the construction of Advanced Culinary Centers and the development and implementation of a new computer information system.

INCOME TAXES
The effective income tax rate on continuing operations for the three months ended August 31, 1998 was 40.0% as compared to 39.5% for the same period of the prior year.


EARNINGS PER SHARE
The Company has adopted Financial Accounting Standards Board Statement (SFAS) No. 128, "Earnings Per Share", and has restated earnings per share amounts reported in prior periods in accordance with SFAS 128. Basic earnings per share is based on the weighted average number of shares outstanding during each quarter. Diluted earnings per share is based on the weighted average number of shares outstanding during each quarter plus the effect of outstanding stock options using the treasury stock method.


LIQUIDITY AND CAPITAL RESOURCES
Total assets at August 31, 1998 were $85.4 million, a $1.1 million increase over $84.4 million as of the prior fiscal year end. This increase is attributable to an increase of $2.2 million in net fixed assets for the construction of Advanced Culinary Centers and the development of a new computer information system and a $1.5 million increase in receivables in conjunction with the increase in revenue.

Total liabilities at August 31, 1998 were $77.1 million, a $1.1 million increase from $76.0 million as of the end of the prior fiscal year. This increase was primarily due to a $4.6 million increase in debt to fund the increase in fixed assets and accounts receivable.

In June 1998, the Company replaced its $50 million credit facility with a $75 million revolving credit line from four financial institutions. The new credit line has a variable interest rate based upon LIBOR and variable interest payment requirements. The principal is due no later than June 30, 2003. The initial amount borrowed was $35.4 million, all of which was used to repay the balance due on the prior $50 million and $5 million credit facilities.

The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term. See "Special Note Regarding Forward-Looking Information."



IMPACT OF YEAR 2000
Currently there is significant uncertainty within the software industry and among software users regarding the impact of installed computer software that has been programmed to accept only two-digit entries in the date code fields and to use such two-digit entries in the software's calculation and report generation formats. Current versions of the Company's software programs have been and are being assessed to determine the impact of becoming Year 2000 compliant. Similarly, as part of its continuing review and improvement of systems and operations, the Company is in the process of modifying and replacing certain software programs to avoid any detrimental effects in its installed software programs while upgrading and enhancing the overall effectiveness of its information management systems. The project is expected to be completed well in advance of December 31, 1999. While this project includes both Year 2000 and general improvements, the estimate of the costs to address both issues is less than $5 million, most of which has already been spent. At this time, the design, testing, and implementation has been completed for approximately 60% to 70% of the Company's software programs. Conversion of the remaining software programs has been designed and is in the final testing phase, with implementation scheduled to be completed before the end of the fiscal year. Given the progress to date, the Company does not expect this project to pose significant operational problems for the Company. However, the Company cannot make assurances that the Company will not be exposed to any potential claims resulting from the systems problems associated with the century change. See "Special Note Regarding Forward-Looking Information."

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing sections contain "forward-looking" statements which represent the Company's expectations or beliefs concerning future events, including statements regarding liquidity and capital resources and Year 2000 compliance. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from such forward-looking statements including, without limitation, the following: health care spending trends; the growth of systems and group purchasing organizations; changes in health care regulations; increased competition in the health care food and nutrition market; customer acceptance of the Company's cost savings programs; and changes in laws and regulations affecting labor and employee benefit costs.


SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On September 29, 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding Common Stock payable on October 30, 1998 to shareholders of record at the close of business on October 12, 1998.

Industrial Revenue Bonds
On September 1, 1998, the Company entered into a loan agreement with Maryland Economic Development Corporation relating to tax-exempt adjustable mode Industrial Development Revenue Bonds in the aggregate principal amount of $2.75 million. The bonds bear interest at a variable rate in accordance with the terms of an Indenture of Trust and are due January 1, 2013. The debt is secured by a stand-by letter of credit.

Acquisition - Culinary Service Network, Inc.
In October 1998, the Company acquired for approximately $6 million all of the outstanding common stock of Philadelphia-based Culinary Service Network, Inc. ("CSN"), in a cash transaction. The price purchase may increase contingent on the future earnings of CSN. The acquisition will be accounted for using the purchase method. The resulting goodwill will be amortized over twenty years using the straight-line method. The results of CSN will be included from the acquisition date.


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

None


ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5   OTHER INFORMATION

None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            Exhibit 27 Financial Data Schedule - For the Three Months ended August 31, 1998


     (b)    Reports on Form 8-K:
                          None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      MORRISON HEALTH CARE, INC.
                                                      --------------------------
                                                                    (Registrant)



10/13/98                  By:/S/                                K. WYATT ENGWALL
--------                     ---------------------------------------------------
  DATE                                                          K. WYATT ENGWALL

                                                 Senior Vice President, Finance
                        (Senior Vice President and Principal Accounting Officer)

                           MORRISON HEALTH CARE, INC.
                                LIST OF EXHIBITS


Exhibit
Number      Description
--------------------------------------------------------------------------------

  27        Financial Data Schedule - For the Three Months ended August 31, 1998