Form 10-Q
period 1998-11-30
MORRISON HEALTH CARE INC
filed 1999-01-14
CIK 1007507

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1998

                                            OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to                 .


                              Commission file number 1-14194

                           MORRISON HEALTH CARE, INC.
               (Exact name of Registrant as specified in charter)

                GEORGIA                                             63-1155966
------------------------------------------------           ---------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
 organization)                                              identification No.)

1955 Lake Park Drive, Suite 400, Smyrna, GA                         30080-8855
------------------------------------------------           ---------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:             (770) 437-3300
                                                           ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   12,076,929
--------------------------------------------------------------------------------
(Number of shares of $0.01 par value common stock outstanding as of December 31, 1998)

                                      INDEX
PART I    Financial Information

                                                                          Page
                                                                         Number
                                                                         ------
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of
               November 30, 1998 and May 31, 1998.............................3

               Condensed Consolidated Statements of Income for
               the Three Months and Six Months Ended November 30, 1998
               and 1997.......................................................4

               Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended November 30, 1998 and 1997............5

               Notes to Condensed Consolidated Financial Statements...........6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................7-9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk...N/A


PART II   Other Information


Item 1.        Legal Proceedings.............................................10

Item 2.        Changes in Securities.......................................None

Item 3.        Defaults upon Senior Securities.............................None

Item 4.        Submission of Matters to a Vote of Security Holders...........10

Item 5.        Other Information.............................................10

Item 6.        Exhibits and Reports on Form 8-K..............................10

Signatures...................................................................11

Index to Exhibits, Financial Statement Schedules, and Reports on Form 8-K....12

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                   Morrison Health Care, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                        As of                  As of
                                November 30, 1998          May 31, 1998
                                ----------------------------------------
                                       (Unaudited)             (Audited)
Assets
Current assets:
  Cash and short-term investments        $  2,694               $ 5,720
  Receivables - accounts and notes (net)   36,912                27,753
  Inventories                               2,924                 2,936
  Prepaid expenses                          1,288                 1,262
  Deferred income tax benefits              2,027                 1,949
------------------------------------------------------------------------
    Total current assets                   45,845                39,620
------------------------------------------------------------------------
Property and equipment - at cost           28,998                24,191
  Less accumulated depreciation            10,967                10,232
------------------------------------------------------------------------
                                           18,031                13,959
Cost in excess of net assets
  acquired, net                            18,159                12,097
Deferred charges                            7,009                 4,083
Other assets                               15,628                14,615
------------------------------------------------------------------------
    Total assets                         $104,672               $84,374
========================================================================
Liabilities and Stockholders'
  Equity Current liabilities:
  Accounts payable                       $ 10,966              $ 11,975
  Disbursements in transit                  2,936                 2,570
  Other accrued liabilities                11,682                12,709
  Current portion of long-term debt            33                 5,022
------------------------------------------------------------------------
    Total current liabilities              25,617                32,276
------------------------------------------------------------------------
Long-term debt                             56,475                31,690
Other deferred liabilities                 10,827                10,188
Stockholders' equity:
  Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 12,509 and 12,379 shares,
    1999 and 1998, respectively)              125                   124
  Capital in excess of par value           14,673                12,859
  Unearned ESOP shares                     (3,015)               (3,195)
  Deferred Comp Plan liability payable
    in Company Stock                        1,461                 1,848
  Retained earnings                         7,919                 2,322
------------------------------------------------------------------------
                                           21,163                13,958
  Less cost of treasury stock               9,410                 3,738
------------------------------------------------------------------------
    Total stockholders' equity             11,753                10,220
------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity               $104,672               $84,374
========================================================================

The accompanying notes are an integral part of the financial statements.

                   Morrison Health Care, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)



                                          For the Three Months Ended             For the Six Months Ended
                                        November 30,      November 30,         November 30,      November 30,
                                               1998              1997                 1998              1997
------------------------------------------------------------------------------------------------------------

Revenues                                    $77,833           $60,646             $150,079          $118,400
Operating costs and expenses:
  Operating expenses                         64,578            49,958              125,227            97,685
  Selling, general and administrative         6,995             5,424               12,913            10,550
Interest expense, net of interest income        640               229                1,064               456
------------------------------------------------------------------------------------------------------------
                                             72,213            55,611              139,204           108,691
------------------------------------------------------------------------------------------------------------
Income before provision for income taxes      5,620             5,035               10,875             9,709
Provision for federal and state income taxes  2,196             1,989                4,299             3,835
------------------------------------------------------------------------------------------------------------
Net income                                  $ 3,424           $ 3,046             $  6,576          $  5,874
============================================================================================================

Earnings per share - Basic                  $  0.28           $  0.25             $   0.54          $   0.49
                                            ================================================================
Earnings per share - Diluted                $  0.28           $  0.25             $   0.54          $   0.49
                                            ================================================================

Weighted-average common shares - Basic       12,044            11,965               11,970            11,904
Net effect of dilutive stock options            171               196                  209               191
                                            ----------------------------------------------------------------
Weighted-average common and common
     equivalent shares - Diluted             12,215            12,161               12,179            12,095
                                            ================================================================



The accompanying notes are an integral part of the financial statements.

                   Morrison Health Care, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                   (Unaudited)


                                                  For the Six Months Ended
                                          November 30, 1998   November 30, 1997
                                        ----------------------------------------
Operating activities:
Net income                                        $ 6,576              $  5,874
Adjustments to reconcile net income to net cash
  used by operating activities:
    Depreciation and amortization                   1,375                 1,216
    Amortization of intangibles                       374                   113
    Other, net                                        864                   483
    Deferred income taxes                             (59)                 (295)
    Gain on disposition of assets                     (94)                  (39)
    Changes in operating assets and liabilities:
      Increase in receivables                      (8,663)               (4,777)
      Decrease/(Increase) in inventories               12                   (31)
      Increase in prepaid and other assets         (1,183)                 (209)
      (Decrease)/Increase in accounts payable,
         accrued and other liabilities             (1,587)                  897
      (Decrease)/Increase in income taxes payable    (174)                  688
--------------------------------------------------------------------------------
Net cash (used)/provided by operating activities   (2,559)                3,920
--------------------------------------------------------------------------------
Investing activities:
Purchases of property and equipment                (5,878)               (2,447)
Proceeds from disposal of assets                      715                   225
Cost of acquisitions, net                          (6,251)                 (721)
Increase in deferred charges                       (3,754)               (1,292)
Other, net                                            115                (1,120)
--------------------------------------------------------------------------------
Net cash used by investing activities             (15,053)               (5,355)
--------------------------------------------------------------------------------
Financing activities:
Net change in long-term debt                       19,629                 3,884
Proceeds from the issuance of stock                   522                     0
Proceeds from exercise of stock options             1,240                 1,770
Purchase of Treasury Stock                         (6,058)                    0
Dividends paid                                       (979)               (4,914)
Decrease in treasury stock held by
  deferred compensation plan                          387                    31
Decrease in deferred compensation liability
  payable in Company stock                           (387)                  (31)
ESOP shares released                                  232                   190
--------------------------------------------------------------------------------
Net cash provided by financing activities          14,586                   930
--------------------------------------------------------------------------------
Decrease in cash and short-term investments        (3,026)                 (505)
Cash and short-term investments at the
  beginning of the period                           5,720                 6,347
--------------------------------------------------------------------------------
Cash and short-term investments at the
  end of the period                               $ 2,694              $  5,842
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


Certain previously reported amounts have been reclassified to be consistent with current reporting practices.


NOTE B - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On January 7, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on January 29, 1999 to shareholders of record at the close of business on January 19, 1999.


NOTE C - LONG-TERM DEBT
Refinancing of Credit Facility
In June 1998, the Company replaced its $50 million credit facility with a $75 million revolving credit line from four financial institutions. The new credit line has a variable interest rate based upon LIBOR and variable interest payment requirements. The principal is due no later than June 30, 2003. The initial amount borrowed was $35.4 million, all of which was used to repay the balance due on the $50 million and $5 million credit facilities. At November 30, 1998 the Company had $53.7 million outstanding under the revolving lines of credit.

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


NOTE D - ACQUISITION
Acquisition - Culinary Service Network, Inc.
In October 1998, the Company acquired for approximately $6 million all of the outstanding common stock of Philadelphia-based Culinary Service Network, Inc. ("CSN"), in a cash transaction. The purchase price may increase contingent on the future earnings of CSN. The acquisition was accounted for using the purchase method. The resulting goodwill is being amortized over twenty years using the straight-line method. The results of CSN are included from the acquisition date.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below relates to the results of operations of Morrison Health Care, Inc. ("MHCI" or the "Company") for the quarter and the six months ended November 30, 1998 compared with the results for the comparable periods of the prior year.


RESULTS OF OPERATIONS
The Company's net income from continuing operations increased 12.4% to $3.4 million for the quarter and increased 12.0% to $6.6 million for the six months ended November 30 , 1998, compared with net income of $3.0 million and $5.9 million reported for the corresponding periods of the prior fiscal year. Earnings before interest and taxes increased 18.9% or $1.0 million to $6.3 million for the quarter and increased 17.5% or $1.8 million to $11.9 million for the six months ended November 30, 1998. The increase over the prior year periods was due to growth in continuing and new accounts and high account retention.


MANAGED VOLUME AND REVENUE
Due to the difference between the amount of revenue that is reported for the fee accounts (net management fee plus reimbursed expenses) and the profit and loss accounts (gross revenues of meal sales), Management uses the concept of managed volume to evaluate the Company's true growth. Managed volume is defined by MHCI as the total cost of operating the foodservice. Managed volume from operations increased $34.6 million or 28.6% to $155.6 million for the quarter and increased $59.1 million or 24.8% to $297.6 million for the six months ended November 30, 1998 over the prior year periods due to new accounts, acquired accounts and growth in existing accounts.

Revenue from operations increased $17.2 million or 28.3% to $77.8 million for the quarter and increased $31.7 million or 26.8% to $150.1 million for the six months ended November 30, 1998 over the prior year periods. The increase was primarily attributable to the conversion of client-paid payroll to MHCI-paid payroll in continuing accounts, new accounts and accounts acquired in acquisitions.


OPERATING EXPENSES
Operating expenses increased $14.6 million or 29.3% to $64.6 million for the quarter and increased $27.5 million or 28.2% to $125.2 million for the six months ended November 30, 1998. These expenses have increased over the prior year periods primarily as a result of the addition of new and acquired accounts and the conversion of client-paid payroll to MHCI-paid payroll in continuing accounts.

Selling, general and administrative expenses increased $1.6 million or 29.0% for the quarter and increased $2.4 million or 22.4% for the six months ended November 30, 1998 as compared to the corresponding periods of the prior year. This increase is due to the three acquisitions in the past twelve months and the expenses related to the opening of new accounts.


INTEREST EXPENSE, Net of Interest Income
Net interest expense increased from $0.2 million to $0.6 million for the quarter and increased from $0.5 million to $1.1 million for the six months ended November 30, 1998 as compared to the corresponding periods of the prior year.
Interest on funds used to finance construction of significant additions to property and equipment is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. The Company capitalized interest totaling $119,000 and $194,000, respectively, for the quarter and the six months ended November 30, 1998, related to the construction of Advanced Culinary Centers and the development and implementation of a new computer information system.

INCOME TAXES
The effective income tax rate on continuing operations for the quarter and the six months ended November 30, 1998 was 39.1% and 39.5%, respectively, as compared to 39.5% for the quarter and the six months ended November 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES
Total assets at November 30, 1998 were $104.7 million, a $20.3 million increase over $84.4 million as of the prior fiscal year end. This increase is attributable to an increase of $9.2 million in receivables due to the increase in revenue from new, acquired and continuing accounts, a $6.1 increase in goodwill from acquisitions, an increase in net fixed assets primarily due to the construction of Advanced Culinary Centers and the acquisition and implementation of a new computer information system and an increase in deferred charges.

Total liabilities at November 30, 1998 were $92.9 million, an $18.8 million increase from $74.2 million as of the end of the prior fiscal year. This increase was primarily due to a $19.8 million increase in debt to fund the increase in fixed assets, accounts receivable and acquisitions.

The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term. See "Special Note Regarding Forward-Looking Information."


IMPACT OF YEAR 2000
Currently there is significant uncertainty within the software industry and among software users regarding the impact of installed computer software that has been programmed to accept only two-digit entries in the date code fields and to use such two-digit entries in the software's calculation and report generation formats. Current versions of the Company's software programs have been and are being assessed to determine the impact of becoming Year 2000 compliant. Similarly, as part of its continuing review and improvement of systems and operations, the Company is in the process of modifying and replacing certain software programs to avoid any detrimental effects in its installed software programs while upgrading and enhancing the overall effectiveness of its information management systems. The project is expected to be completed well in advance of December 31, 1999. While this project includes both Year 2000 and general improvements, the estimate of the costs to address both issues is less than $5 million, most of which has already been spent. At this time, the design, testing, and implementation has been completed for approximately 90% of the Company's software programs. Conversion of the remaining software programs has been designed and is in the final testing phase, with implementation scheduled to be completed before the end of the fiscal year. Given the progress to date, the Company does not expect this project to pose significant operational problems for the Company. However, the Company cannot make assurances that the Company will not be exposed to any potential claims resulting from the systems problems associated with the century change. See "Special Note Regarding Forward-Looking Information."

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

SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On January 7, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on January 29, 1999 to shareholders of record at the close of business on January 19, 1999.

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

None


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 29, 1998, the Company held its Annual Meeting of Shareholders in Atlanta, Georgia. During the meeting, the following matters were voted upon.

Proposal 1 - Election of Directors
The following nominees were elected as Class III directors to the Board of Directors for a three year term.

                                            Number of
                            Number of           Votes
Nominees                    Votes For        Withheld

John B. McKinnon            8,579,249          61,632
Dr. Benjamin F. Payton      8,573,104          67,777

Other members of the Board of Directors are Claire L. Arnold, E. Eugene Bishop, Fred L. Brown, Michael F. Corbett, Glenn A. Davenport, and Arthur R. Outlaw, Jr.


ITEM 5    OTHER INFORMATION

None


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:

            Exhibit 27 Financial Data Schedule - For the Six Months ended November 30, 1998

     (b)    Reports on Form 8-K:
                          None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MORRISON HEALTH CARE, INC.
                                                                    (Registrant)

  01/13/99                                            By:/S/   K. WYATT ENGWALL
  --------                                    ----------------------------------
  DATE                                                         K. WYATT ENGWALL

                                                 Senior Vice President, Finance
                        (Senior Vice President and Principal Accounting Officer)

                           MORRISON HEALTH CARE, INC.
                                LIST OF EXHIBITS

Exhibit
Number               Description
--------------------------------------------------------------------------------

  27                 Financial Data Schedule - For the Six Months ended
                     November 30, 1998