Form 10-Q
period 1999-02-28
MORRISON HEALTH CARE INC
filed 1999-04-14
CIK 1007507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from____to___.


                         Commission file number 1-14194

                           MORRISON HEALTH CARE, INC.
               --------------------------------------------------
               (Exact name of Registrant as specified in charter)



   GEORGIA                                                         63-115596
 -----------------------------------------          --------------------------
 (State or other jurisdiction of                          I.R.S. Employer
  incorporation or organization)                          Identification No.)


   1955 Lake Park Drive, Suite 400,
   Smyrna, GA                                                     30080-8855
 -----------------------------------------          --------------------------
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:            (770)437-3300
                                                    --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                                   12,112,226
 -----------------------------------------------------------------------------
 (Number of shares of $0.01 par value common stock outstanding as of March 31, 1999)

                                      INDEX
 PART I   Financial Information

                                                                        Page
                                                                        Number
                                                                        ------
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  February 28, 1999 and May 31, 1998.........................3

                  Condensed Consolidated Statements of Income for
                  the Three Months and Nine Months Ended February 28, 1999
                  and 1998...................................................4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended February 28, 1999 and 1998.......5

                  Notes to Condensed Consolidated Financial Statements.......6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................7-9

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk..............................................N/A


PART II   Other Information


Item 1.           Legal Proceedings.........................................10

Item 2.           Changes in Securities...................................None

Item 3.           Defaults upon Senior Securities.........................None

Item 4.           Submission of Matters to a Vote of Security Holders.....None

Item 5.           Other Information.........................................10

Item 6.           Exhibits and Reports on Form 8-K..........................10

Signatures..................................................................11

Index to Exhibits, Financial Statement Schedules, and Reports on Form 8-K...12

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                   Morrison Health Care, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)


                                             As of                    As of
                                       February 28, 1999          May 31, 1998
                                      ----------------------------------------
                                         (Unaudited)                 (Audited)
Assets
Current assets:
  Cash and short-term investments               $  3,103               $ 5,720
  Receivables - accounts and
    notes (net)                                   34,030                27,753
  Inventories                                      3,015                 2,936
  Prepaid expenses                                   645                 1,262
  Deferred income tax benefits                     2,977                 1,949
                                      ----------------------------------------
    Total current assets                          43,770                39,620
Property and equipment - at cost                  30,486                24,191
  Less accumulated depreciation                   11,517                10,232
                                      ----------------------------------------
                                                  18,969                13,959
Cost in excess of net assets
  acquired, net                                   18,248                12,097
Deferred charges                                   6,591                 4,083
Other assets                                      16,026                14,615
                                      ----------------------------------------
    Total assets                                $103,604               $84,374
                                      ========================================
Liabilities and Stockholders'
  Equity
Current liabilities:
  Accounts payable                              $ 11,150               $11,975
  Disbursements in transit                         2,374                 2,570
  Other accrued liabilities                       12,232                12,709
  Current portion of long-term debt                   11                 5,022
                                      ----------------------------------------
    Total current liabilities                     25,767                32,276
Long-term debt                                    53,475                31,690
Other deferred liabilities                        11,206                10,188
Stockholders' equity:
  Common stock, $0.01 par value
    (authorized 100,000 shares;
     issued: 12,669 and 12,379
     shares, 1999 and 1998,
     respectively)                                   127                   124
  Capital in excess of par value                  17,321                12,859
  Unearned ESOP shares                            (2,923)              (3,195)
  Deferred Comp Plan liability payable
    in Company Stock                               1,489                 1,848
  Retained earnings                               10,656                 2,322
                                      ----------------------------------------
                                                  26,670                13,958
  Less cost of treasury stock                     13,514                 3,738
                                      ----------------------------------------
    Total stockholders' equity                    13,156                10,220
                                      ----------------------------------------
    Total liabilities and
      stockholders' equity                      $103,604               $84,374
                                      ========================================

The accompanying notes are an integral part of the financial statements.



                   Morrison Health Care, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)



                                            For the Three Months Ended         For the Nine Months Ended
                                            ---------------------------        ---------------------------
                                            February 28,    February 28,       February 28,    February 28,
                                                   1999            1998               1999            1998
                                            ---------------------------        ---------------------------
Revenues                                        $84,085         $63,337           $234,164        $181,737
Operating costs and expenses:
  Operating expenses                             70,314          52,796            195,541         150,481
  Selling, general and administrative             7,876           5,925             20,789          16,475
Interest expense, net of interest income            644             324              1,708             780
                                            ---------------------------        ---------------------------
                                                 78,834          59,045            218,038         167,736
                                            ---------------------------        ---------------------------
Income before provision for income taxes          5,251           4,292             16,126          14,001
Provision for federal and state income taxes      2,021           1,695              6,320           5,530
                                            ---------------------------        ---------------------------
Net income                                      $ 3,230         $ 2,597           $  9,806        $  8,471
                                            ===========================        ===========================

Earnings per share - Basic                      $  0.28         $  0.22           $   0.82        $   0.71
                                            ===========================        ===========================
Earnings per share - Diluted                    $  0.27         $  0.21           $   0.81        $   0.70
                                            ===========================        ===========================

Weighted-average common shares - Basic           11,867          11,975             11,935          11,927
Net effect of dilutive stock options                273             283                231             222
                                            ---------------------------        ---------------------------
Weighted-average common and common
  equivalent shares - Diluted                    12,140          12,258             12,166          12,149
                                            ===========================        ===========================


The accompanying notes are an integral part of the financial statements.


                   Morrison Health Care, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                 -------------------------------
                                                 February 28,       February 28,
                                                        1999               1998
                                                 ------------       ------------
Operating activities:
Net income                                          $  9,806           $  8,471
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      2,182              1,858
    Amortization of intangibles                          610                220
    Other, net                                         1,472                734
    Deferred income taxes                             (1,344)              (454)
    Gain on disposition of assets                       (101)               (47)
    Changes in operating assets and liabilities:
      Increase in receivables                         (5,994)            (3,974)
      Increase in inventories                            (80)              (362)
      Increase in prepaid and other assets              (646)              (301)
    Decrease in accounts payable,
         accrued and other liabilities                (1,106)            (1,031)
      Increase in income taxes payable                     0                506
                                                 ------------       ------------
Net cash provided by operating activities              4,799              5,620
                                                 ------------       ------------
Investing activities:
Purchases of property and equipment                   (7,663)            (4,911)
Proceeds from disposal of assets                         763                242
Cost of acquisitions, net                             (6,528)            (6,303)
Increase in deferred charges                          (3,943)            (2,253)
Other, net                                               196               (598)
                                                 ------------       ------------
Net cash used by investing activities                (17,175)           (13,823)
                                                 ------------       ------------
Financing activities:
Net change in long-term debt                          16,629             11,364
Proceeds from the issuance of stock                      522                  0
Proceeds from exercise of stock options                3,855              2,139
Purchase of  treasury stock                          (10,134)                 0
Dividends paid                                        (1,472)            (7,391)
Decrease/(Increase) in treasury stock held by
    deferred compensation plan                           359                (45)
(Decrease)/Increase in deferred compensation
    liability payable in Company stock                  (359)                45
ESOP shares released                                     359                294
                                                 ------------       ------------
Net cash provided by financing activities              9,759              6,406
                                                 ------------       ------------
Decrease in cash and short-term investments           (2,617)            (1,797)
Cash and short-term investments at the
  beginning of the period                              5,720              6,347
                                                 ------------       ------------
Cash and short-term investments at the
  end of the period                                 $  3,103           $  4,550
                                                 ============       ============

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


NOTE B - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On March 23, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on April 30, 1999 to shareholders of record at the close of business on April 9, 1999.


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


NOTE D - ACQUISITION
Acquisition - Culinary Service Network, Inc.
In October 1998, the Company acquired for approximately $6 million all of the outstanding common stock of Philadelphia-based Culinary Service Network, Inc. ("CSN"), in a cash transaction. The purchase price may increase contingent on the future earnings of CSN. The acquisition was accounted for using the purchase method. The resulting goodwill is being amortized over twenty years using the straight-line method. The results of CSN have been included from the acquisition date.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion below relates to the results of operations of Morrison Health Care, Inc. ("MHCI" or the "Company") for the quarter and the nine months ended February 28, 1999 compared with the results for the comparable periods of the prior year.


RESULTS OF OPERATIONS
The Company's net income from continuing operations increased 24.4% to $3.2 million for the quarter and increased 15.8% to $9.8 million for the nine months ended February 28, 1999, compared with net income of $2.6 million and $8.5 million reported for the corresponding periods of the prior fiscal year. Earnings before interest and taxes increased 27.7% or $1.3 million to $5.9 million for the quarter and increased 20.7% or $3.1 million to $17.8 million for the nine months ended February 28, 1999. The increase over the corresponding prior year periods was due to growth in continuing and new accounts and high account retention.


MANAGED VOLUME AND REVENUE
Due to the difference between the amount of revenue that is reported for the fee accounts (net management fee plus reimbursed expenses) and the profit and loss accounts (gross revenues of meal sales), management uses the concept of managed volume to evaluate the Company's true growth. Managed volume is defined by MHCI as the total cost of operating the foodservices, regardless of which type of contract exists with the client. Managed volume from operations increased $39.4 million or 30.5% to $168.6 million for the quarter and increased $98.5 million or 26.8% to $466.2 million for the nine months ended February 28, 1999 over the corresponding prior year periods due to new accounts, acquired accounts and growth in existing accounts.

Revenue from operations increased $20.7 million or 32.8% to $84.1 million for the quarter and increased $52.4 million or 28.8% to $234.2 million for the nine months ended February 28, 1999 over the corresponding prior year periods. The increase was primarily attributable to the conversion of client-paid payroll to MHCI-paid payroll in continuing accounts, new accounts and accounts acquired in acquisitions.


OPERATING EXPENSES
Operating expenses increased $17.5 million or 33.2% to $70.3 million for the quarter and increased $45.1 million or 29.9% to $195.5 million for the nine months ended February 28, 1999. These expenses have increased over the prior year periods primarily as a result of the addition of new and acquired accounts and the conversion of client-paid payroll to MHCI-paid payroll in continuing accounts.

Selling, general and administrative expenses remained constant as a percent of managed volume and increased $2.0 million or 32.9% for the quarter and $4.3 million or 26.2% for the nine months ended February 28, 1999 as compared to the corresponding periods of the prior year. This increase is due to the three acquisitions in the past year, expenses related to the opening of new accounts and increased investment in human resources training and development.


INTEREST EXPENSE, Net of Interest Income
Net interest expense increased from $0.3 million to $0.6 million for the quarter and increased from $0.8 million to $1.7 million for the nine months ended February 28, 1999 as compared to the corresponding periods of the prior year.
Interest on funds used to finance construction of significant additions to property and equipment is capitalized. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. The Company capitalized interest totaling $25,000 and $219,000, respectively, for the quarter and the nine months ended February 28, 1999, related to the construction of Advanced Culinary Centers and the development and implementation of a new computer information system.

INCOME TAXES
The effective income tax rate on continuing operations for the quarter and the nine months ended February 28, 1999 was 38.5% and 39.2%, respectively, as compared to 39.5% for the quarter and the nine months ended February 28, 1998.


LIQUIDITY AND CAPITAL RESOURCES
Total assets at February 28, 1999 were $103.6 million, a $19.2 million increase over $84.4 million as of the prior fiscal year end. This increase is attributable to an increase of $6.3 million in receivables due to the increase in revenue from new, acquired and continuing accounts, a $6.2 increase in goodwill from acquisitions, an increase in net fixed assets primarily due to the construction of Advanced Culinary Centers and the acquisition and implementation of a new computer information system and an increase in deferred charges.

Total liabilities at February 28, 1999 were $90.4 million, an $16.3 million increase from $74.2 million as of the end of the prior fiscal year. This increase was primarily due to a $16.8 million increase in debt to fund the increase in fixed assets, receivables and acquisitions.

The Company repurchased 207,450 shares of Common Stock, at an average purchase price of $19.65 per share, during the quarter ended February 28, 1999 and 636,850 shares of Common Stock, at an average purchase price of $18.88 per share, during the nine months ended February 28, 1999. Giving effect to these repurchases, the Company has 363,150 shares remaining available for repurchase under its stock repurchase program authorized by the Board of Directors in March 1998.

The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term. See "Special Note Regarding Forward-Looking Information."


IMPACT OF YEAR 2000
Currently there is significant uncertainty within the software industry and among software users regarding the impact of installed computer software that has been programmed to accept only two-digit entries in the date code fields and to use such two-digit entries in the software's calculation and report generation formats. Current versions of the Company's software programs have been and are being assessed to determine the impact of becoming Year 2000 compliant. Similarly, as part of its continuing review and improvement of systems and operations, the Company is in the process of modifying and replacing certain software programs to avoid any detrimental effects in its installed software programs while upgrading and enhancing the overall effectiveness of its information management systems. The project is expected to be completed well in advance of December 31, 1999. While this project includes both Year 2000 and general improvements, the estimate of the costs to address both issues is less than $5 million, most of which has already been spent. At this time, the design, testing, and implementation has been completed for approximately 95% of the Company's software programs. Conversion of the remaining software programs has been designed and is in the final testing phase, with implementation scheduled to be completed before the end of the fiscal year. Given the progress to date, the Company does not expect this project to pose significant operational problems for the Company. However, the Company cannot make assurances that the Company will not be exposed to any potential claims resulting from the systems problems associated with the century change. See "Special Note Regarding Forward-Looking Information."

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

SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On March 23, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on April 30, 1999 to shareholders of record at the close of business on April 9, 1999.

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

None


ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5     OTHER INFORMATION

None


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:

               Exhibit 27 Financial Data Schedule - For the Nine Months ended February 28, 1999

(b) Reports on Form 8-K:
               None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      MORRISON HEALTH CARE, INC.
                                                                    (Registrant)



04/13/99                                               By: /S/ K. WYATT ENGWALL
--------                                               ------------------------
DATE                                                           K. WYATT ENGWALL

                                                 Senior Vice President, Finance
                        (Senior Vice President and Principal Accounting Officer)

                           MORRISON HEALTH CARE, INC.
                                LIST OF EXHIBITS

Exhibit
Number                           Description
-------    ---------------------------------------------------------------------



27         Financial Data Schedule - For the Nine Months ended February 28, 1999