Form 10-K
period 1999-05-31
MORRISON MANAGEMENT SPECIALISTS INC
filed 1999-08-24
CIK 1007507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
     X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 1999

                                       OR

       Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                 to

                         Commission file number 1-14194

                      MORRISON MANAGEMENT SPECIALISTS, INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[_X_] NO[__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 13, 1999 as reported on the New York Stock Exchange, was approximately $274,167,678. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 13, 1999 was 12,071,204.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1999 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive 1999 proxy statement are incorporated by reference into Part III.

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

                                   PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K........................................... 11-14

PART I
ITEM 1.     BUSINESS.


General

Morrison Management Specialists, Inc. (the "Company" or "MMSI"), formerly Morrison Health Care, Inc., became an independent, publicly owned company in March 1996 as a result of the distribution (the "Distribution") by Morrison Restaurants Inc., a Delaware corporation ("MRI"), to its shareholders of all the issued and outstanding shares of common stock of the Company. As a result of the Distribution, MRI's stockholders received one share of Company common stock for every three shares of MRI stock held.

MMSI is the largest independent company focused exclusively on healthcare food service. Its clients include acute care hospitals, health systems and senior living communities. With contracts in 35 states and Washington D.C., MMSI is one of the leading providers of food, nutrition and dining services to the healthcare and senior living industries.

The Company's healthcare food service operations originated in the early 1950s. The Company has expanded through its own marketing and sales force and by acquiring other food service businesses. In August 1994, the Company sold certain of its education, business and industry ("B&I") contracts and assets and closed the remaining B&I accounts. This divestiture left the Company with only healthcare contracts and allowed the Company to concentrate its capital and management team in the healthcare industry, which Management believes has significant opportunity for growth and profitability.

The Company believes the senior living market is the fastest growing segment of the healthcare industry. Changing demographics and lifestyles are accelerating the construction of retirement communities. Over the past two fiscal years, the Company has emphasized its commitment to provide dining services to the senior living market by acquiring three companies in the field: Drake Management Services, Inc. in January 1998, Spectra Services, Inc. in March 1998, and Culinary Service Network, Inc. in October 1998. Believing that this market is under-penetrated and rapidly expanding, the Company plans for future growth in the senior living market to result primarily from internal development and acquisitions.

Operations

The Company has two operating divisions. Morrison Healthcare Food Services manages the food and nutrition services departments of hospitals, health systems, and other healthcare facilities. These departments typically include retail outlets for staff, residents and visitors and patient food and nutrition services. Morrison Senior Dining provides dining services to senior living communities. MMSI healthcare accounts range in size from 100 bed specialty hospitals to facilities with over 1,500 beds. MMSI senior living accounts range in size from 100 residents to 600 residents. The Company has operations in 35 states and Washington, D.C. Approximately 68% of the accounts are in hospitals, while over 30% of the accounts are in senior living communities.

The Company provides its clients with the flexibility to adjust programs, staffing and service plans to meet the changing needs of the industry. MMSI has capitalized on its restaurant heritage to bring a retail-oriented mentality to healthcare and senior living clients. MMSI offers its clients programs designed to reduce costs and increase customer (patients, residents and staff) satisfaction. To better serve its clients and provide them with specialized expertise, MMSI's staff is organized into regional teams. Teams may include a regional vice president, regional director of operations, regional director of nutrition services, regional director of culinary, human resources director, support services coordinator and a director of business development. Each team member is dedicated to sharing the best industry practices and performance improvement ideas. The regional teams are supported by a corporate staff that includes nutrition services, marketing, sales, vending, human resources, legal, finance, layout and design and culinary services.

MMSI markets its services nationwide through its business development directors. Each business development director focuses on potential clients in a specific territory pursuant to a marketing plan. The business development directors, along with a vice president of sales and marketing, also market MMSI's services to large national healthcare accounts. In addition, MMSI personnel market to existing clients to expand the Company's food service responsibilities and increase sales of existing services to complement the facility's food services department. The Company is planning to continue its expansion into the senior living market through internal growth and development as well as through key acquisitions.

MMSI offers its services pursuant to two general types of contracts:(i) profit and loss (or guaranteed cost) contracts, where MMSI assumes the risk of profit or loss for the food service operation and (ii) management fee contracts, where the client reimburses MMSI for all or nearly all costs incurred in providing the services contracted plus a negotiated management fee for supervising the client's food and nutrition services operations. In addition, some management fee contracts include incentives and penalties, pursuant to which MMSI manages the client's food and nutrition operations on a management fee basis, with the amount of the management fee determined in whole or in part by the achievement of predetermined goals. Approximately 71% of MMSI's accounts are operated pursuant to management fee contracts. Management fee contracts with incentives and penalties are becoming more popular. The majority of MMSI's contracts were awarded through bidding processes.

In addition, MMSI operates "branded concept" restaurants such as Burger King(R), Chick-Fil-A(R), Pizza Hut(R)and Taco Bell(R) on client premises. These branded concept accounts are operated pursuant to license arrangements with the appropriate restaurant company. Currently, MMSI has 16 license arrangements with nationally and regionally recognized restaurant companies.

The Company has advanced food preparation and delivery systems designed to increase customer satisfaction by enhancing production consistencies while generating significant cost reductions and providing quality services for healthcare facilities nationwide.

Research and Development

The Company does not engage in any material research and development activities. Studies are made, however, on a continuing basis, to improve menus, equipment and methods of operations.

Raw Materials

Raw materials essential to the operation of the Company's business are obtained principally through national food distributors. The Company uses short-term purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at customer locations, MMSI's requirements for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at customer locations. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities where the Company operates.

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

Additional information concerning the working capital of the Company is incorporated herein by reference to information presented within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1999 Annual Report to Shareholders.

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

Competition

The healthcare food and nutrition services business is highly competitive. The Company competes with national and regional food contract companies that offer the same type of services as the Company. Management believes that competition in healthcare food and nutrition services is based on pricing, quality of services and reputation. Management believes that it compares favorably with its competition in these areas.

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

Personnel

The Company employs approximately 5,700 full-time and part-time employees. The Company believes that working conditions are favorable and employee compensation is comparable with its competition.


ITEM 2.  PROPERTIES.

MMSI manages food and dining services on client-owned properties and, therefore, does not own any significant amounts of property. Vending services on client-owned facilities complement the food service program. Under the terms of certain contracts, MMSI is required to make rent payments to its clients.

The corporate headquarters are located in approximately 20,000 square feet of a leased building in a suburb of Atlanta, Georgia. The headquarters'lease term ends in 2001, with remaining average annual lease payments of approximately $365,000. The Company also has administrative offices in a leased building in Mobile, Alabama. This office has a lease term ending in 2001. In addition, the Company has set up strategic regional offices across the United States to service the needs of the Company's team members and clients located within that region.

During fiscal year 1998, MMSI constructed two advanced food preparation facilities or "Advanced Culinary Centers" (ACC) to utilize its expertise in the cook-chill food processing. The Tampa, Florida ACC includes about 5,000 square feet of light industrial space with a lease term ending in 2002. The Baltimore, Maryland ACC includes approximately 15,000 square feet of light industrial and regional office space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


Executive Officers of the Company

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 13, 1999 is provided below.


Name                   Age    Position with the Company


G. A. Davenport         45    Chairman of the Board of Directors, President and
                                Chief Executive Officer
K. W. Engwall           51    Senior Vice President, Finance and Assistant
                                Secretary
J. E. Fountain          48    Vice President, General Counsel and Secretary
J. D. Underhill         54    President, Morrison Healthcare Food Services
E. D. Dolloff           53    President, Morrison Senior Dining
G. L. Gaddy             46    Senior Vice President, Sales and Marketing
F. G. Michels           61    Senior Vice President, Support Services
R. C. Roberson          55    Division Vice President, Morrison Healthcare Food
                                Services



Glenn A. Davenport has been President and Chief Executive Officer of the Company since the Distribution in March 1996 and was appointed Chairman of the Board in July 1999. He was President of the Health Care Division of MRI's Morrison Group from November 1993 until the Distribution in March 1996. Prior thereto, he served as Senior Vice President, Hospitality Group of MRI from February 1990 through November 1993 and in various other capacities since joining MRI in November 1973.

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

Jerry D. Underhill has been President of the Morrison Healthcare Food Service Division since June 1999. He was Senior Vice President, Operations of the Company from the Distribution in March 1996 to June 1999. From September 1995 until March 1996 he was Senior Vice President, Retail Development of the Health Care Division of MRI's Morrison Group. Prior thereto, he was Senior Vice President, Development of the Family Dining Division of MRI's Morrison Group from March 1993 to September 1995. Mr. Underhill was President of Mid-Continent Restaurants (currently known as Bravo Restaurants) from July 1988 to March 1993.

Eugene D. Dolloff has been President of the Morrison Senior Dining Division since March 1999. He was co-founder and President of Culinary Service Network, Inc., a senior dining contract management company, from April 1982 to September 1998. Prior thereto, he served in various operational capacities with Stouffer's Management Food Service from January 1976 to February 1982.

Gary L. Gaddy has been Senior Vice President, Sales and Marketing of the Company since March 1998. Prior thereto, he was Vice President, Health Systems for the Company from July 1997 to March 1998. Mr. Gaddy was Vice President of Sales and Marketing for EmCare, Inc., an emergency medicine contract management company from January 1995 to July 1997. He was Vice President/General Manager of Business Development for HMSS Management, Inc., a home infusion company, from August 1990 to December 1994. Mr. Gaddy has over 20 years of sales and marketing experience in the healthcare industry.

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

Richard C. Roberson has been a Division Vice President of the Company since October 1997. He was a Regional Vice President of the Company since the Distribution in March 1996. Prior thereto, he served MRI's Health Care Division in various capacities, including as a Regional Vice President, District Manager and Food service Director.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

Certain information required by this item is incorporated herein by reference to information contained under the caption "Common Stock Market Prices and Dividends" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1999. The Company intends to continue to pay dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA.

The information contained under the caption "Selected Financial Data" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1999 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1999 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1999 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1999, are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended May 31, 1999, May 31, 1998 and May 31, 1997.

     Consolidated Balance Sheets - As of May 31, 1999 and May 31, 1998.

     Consolidated Statements of Stockholders' Equity - Fiscal years ended May 31, 1999, May 31, 1998 and May 31, 1997.

     Consolidated Statements of Cash Flows - Fiscal years ended May 31, 1999, May 31, 1998 and May 31, 1997.

     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the sections captioned "Election of Directors" and "Nominee Biographies" and "Standing Director Biographies" in the definitive 1999 proxy statement of the Registrant, relating to the Registrant's annual meeting of shareholders to be held on September 28, 1999.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Board of Directors Information" in the definitive 1999 proxy statement of the Registrant relating to the Registrant's annual meeting of shareholders to be held on September 28, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive 1999 proxy statement of the Registrant, relating to the Registrant's annual meeting of shareholders to be held on September 28, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The following documents are incorporated by reference into or are filed as part of this report:

     1.  Financial Statements:

          The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1999, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                    Page Reference
                                                    in paper version
                                                    of Annual Report
                                                    to Shareholders
         Consolidated Statements of Income for
         the fiscal years ended May 31, 1999,
         May 31, 1998 and May 31, 1997...................... 22

         Consolidated Balance Sheets as of
         May 31, 1999 and May 31, 1998...................... 23

         Consolidated Statements of Stockholders' Equity
         for the fiscal years ended May 31, 1999,
         May 31, 1998 and May 31, 1997...................... 25

         Consolidated Statements of Cash Flows
         for the fiscal years ended May 31, 1999,
         May 31, 1998 and May 31, 1997...................... 24

         Notes to Consolidated Financial Statements......... 26 - 34

         Report of Independent Auditors..................... 35

                                 Page Reference
                                  in Form 10-K
     2. Financial statement schedules:

         Schedule II - Valuation and Qualifying Accounts for the fiscal years ended May 31, 1999, May 31, 1998 and
         May 31, 1997....................................... 17

     Financial statement schedules other than those shown above are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

         The following exhibits are filed as part of this report:

                      MORRISON MANAGEMENT SPECIALISTS, INC.
                                LIST OF EXHIBITS

Exhibit
Number                                   Description
--------------------------------------------------------------------------------

3.1 Amended and Restated Articles of Incorporation of Morrison Management Specialists, Inc.+++

3.2       Bylaws, as amended, of Morrison Management Specialists, Inc.**

4.1       Specimen Common Stock Certificate.+

4.2 Amended and Restated Articles of Incorporation of Morrison Management Specialists, Inc. (see Exhibit 3.1 hereto).

4.3       Bylaws, as amended, of Morrison Management Specialists, Inc. (see
          Exhibit 3.2 hereto).

4.4 Form of Rights Agreement between Morrison Management Specialists, Inc. and AmSouth Bank of Alabama, as Rights Agent.+

4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto).

4.6       Form of First Amendment to Rights Agreement.++++

10.1 Form of Distribution Agreement among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Management Specialists, Inc.*

10.2 Form of Amended and Restated Tax Allocation and Indemnification Agreement among Morrison Restaurants Inc., Custom Management Corporation of Pennsylvania, Custom Management Corporation, John C. Metz & Associates, Inc., Morrison International, Inc., Morrison Custom Management Corporation of Pennsylvania, Morrison Fresh Cooking, Inc., Ruby Tuesday, Inc., a Delaware corporation, Ruby Tuesday (Georgia), Inc., a Georgia corporation, Galaxy Management, Inc., Manask Food Service, Inc., Morrison of New Jersey, Inc., Tias, Inc. and Morrison Management Specialists, Inc.*

10.3 Form of Agreement Respecting Employee Benefit Matters among Morrison Restaurants Inc., Morrison Fresh Cooking, Inc. and Morrison Management Specialists, Inc.+

10.4 Form of License Agreement between Morrison Fresh Cooking, Inc. and Morrison Management Specialists, Inc.*

10.5 Form of License Agreement between Ruby Tuesday, Inc. and Morrison Management Specialists, Inc.*

10.6      Form of Amended and Restated Operating Agreement of MRT
          Purchasing, LLC among Morrison Restaurants Inc., Ruby Tuesday, Inc., Morrison Fresh Cooking, Inc. and Morrison Management Specialists, Inc.*

10.7***   Form of Morrison Management Specialists, Inc. 1996 Stock Incentive
          Plan.+

10.8*** Form of Morrison Management Specialists, Inc. Stock Incentive and Deferred Compensation Plan for Directors.+

10.9***   Form of 1996 Non-Executive Stock Incentive Plan.+

10.10*** Form of Morrison Management Specialists, Inc. Executive Supplemental Pension Plan.+

10.11*** Form of Morrison Management Specialists, Inc. Management Retirement Plan.+

10.12*** Form of Morrison Management Specialists, Inc. Salary Deferral Plan together with related form of Trust Agreement.+

10.13*** Form of Morrison Management Specialists, Inc. Deferred Compensation Plan and related form of Trust Agreement.+

10.14*** Form of Morrison Management Specialists, Inc. Executive Group Life and Executive Accidental Death and Dismemberment Plan.+

10.15*** Form of Morrison Management Specialists, Inc. Executive Life Insurance Plan.+

10.16 Form of Indemnification Agreement to be entered into with executive officers and directors.*

10.17*** Form of Change of Control Agreement to be entered into with executive officers.+

10.18 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc. and Eugene E. Bishop.+

10.19 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc. and Samuel E. Beall, III.+

10.20 Form of Amended and Restated Credit Agreement dated July 2, 1998, together with related Amended and Restated Revolving Credit Notes, Amended and Restated Swing Line Note and Subsidiary Guaranty.++++

10.21*** Form of First Amendment to the Morrison Management Specialists, Inc. Executive Supplemental Pension Plan.++

10.22*** Form of First Amendment to the Morrison Management Specialists, Inc. Management Retirement Plan.++

10.23*** Form of First Amendment to the Morrison Management Specialists, Inc. Salary Deferral Plan.++

10.24*** Form of Second Amendment to the Morrison Management Specialists, Inc. Salary Deferral Plan.++

10.25*** Form of First Amendment to the Morrison Management Specialists, Inc. Deferred Compensation Plan.++

10.26*** Form of Second Amendment to the Morrison Management Specialists, Inc. Deferred Compensation Plan.++

10.27*** Form of Morrison Management Specialists, Inc. Salary Deferral Plan Trust Agreement with Merrill Lynch Trust Company (Florida) as Trustee.++++

10.28*** Form of Morrison Management Specialists, Inc. Deferred Compensation Plan Trust Agreement with Merrill Lynch Trust Company (Florida) as Trustee.++++.

10.29***  Form of First Amendment to the 1996 Executive Stock Incentive
          Plan.++++

10.30*** Form of First Amendment to the 1996 Non-Executive Stock Incentive Plan.++++

10.31***  Form of Second Amendment to the 1996 Executive Stock Incentive
          Plan.++++

10.32*** Form of Second Amendment to the 1996 Non-Executive Stock Incentive Plan.++++

10.33*** Form of Third Amendment to the. Morrison Management Specialists, Inc. Salary Deferral Plan.++++

10.34     Stock Purchase Agreement of Drake Management Services, Inc.++++

10.35     Asset Purchase Agreement of Spectra Services, Inc.++++

13 Annual Report to Stockholders for the fiscal year ended May 31, 1999 (Only portions specifically incorporated by reference in the Form 10-K are incorporated herewith.)

21        List of subsidiaries of Morrison Management Specialists, Inc.

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

+++ Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on July 6, 1999.

++++ Incorporated by reference to Exhibit of the same number to the Registrant's
     Amendment No. 1 on Form 10-K/A filed on September 3, 1998 to the Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MORRISON MANAGEMENT SPECIALISTS, INC.


             Date 08/24/99               By:/s/ Glenn A. Davenport
                                         Glenn A. Davenport
                                         Chairman of the Board, President and
                                         Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Date 08/24/99               By:/s/ Glenn A. Davenport
                                         Glenn A. Davenport
                                         Chairman of the Board, President and
                                         Chief Executive Officer


             Date 08/24/99               By:/s/ K. Wyatt Engwall
                                         K. Wyatt Engwall
                                         Senior Vice President, Finance and
                                         Assistant Secretary
                                         (Principal Accounting Officer)


             Date 08/20/99               By:/s/ Claire L. Arnold
                                         Claire L. Arnold
                                         Director


             Date 08/21/99               By:/s/ E. Eugene Bishop
                                         E. Eugene Bishop
                                         Director


             Date 08/23/99               By:/s/ Fred L. Brown
                                         Fred L. Brown
                                         Director


             Date 08/24/99               By:/s/ Michael F. Corbett
                                         Michael F. Corbett
                                         Director


             Date 08/21/99               By:/s/ John B. McKinnon
                                         John B. McKinnon
                                         Director


             Date 08/20/99               By:/s/ Arthur R. Outlaw, Jr.
                                         Arthur R. Outlaw, Jr.
                                         Director


             Date 08/24/99               By:/s/ Dr. Benjamin F. Payton
                                         Dr. Benjamin F. Payton
                                         Director


Morrison Management Specialists, Inc.
Schedule II - VALUATION  AND  QUALIFYING  ACCOUNTS
For the Fiscal Periods Ended May 31, 1999, May 31, 1998 and May 31, 1997
(Dollars in Thousands)

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
                                  -----------------------------------------------------------

Year ended May 31, 1999:
Trade receivables:
   Allowance for doubtful accounts    $ 887       $   0      $   36      $ 211        $  712
                                   ===========================================================

Year ended May 31, 1998:
Trade receivables:
   Allowance for doubtful accounts    $ 744       $   0      $ 196       $  53        $  887
                                   ===========================================================

Year ended May 31, 1997:
Trade receivables:
   Allowance for doubtful accounts    $1,122      $   0      $   0       $ 378        $  744
                                   ===========================================================




Notes: (A) Write-off of trade receivables determined to be uncollectible against the allowance for doubtful accounts.