Form 10-Q
period 1999-08-31
MORRISON MANAGEMENT SPECIALISTS INC
filed 1999-10-15
CIK 1007507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to                 .


                         Commission file number 1-14194

                      MORRISON MANAGEMENT SPECIALISTS, INC.
--------------------------------------------------------------------------------
               (Exact name of Registrant as specified in charter)


 GEORGIA                                                              63-1155966
---------------------------------------------      -----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 1955 Lake Park Drive, Suite 400, Smyrna, GA                          30080-8855
---------------------------------------------      -----------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (770) 437-3300
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   12,124,666
--------------------------------------------------------------------------------
(Number of shares of $0.01 par value common stock outstanding as of September 30, 1999)

                                                 INDEX

PART I   Financial Information
                                                                          Page
                                                                          Number
                                                                         -------
Item 1.             Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    August 31, 1999 and May 31, 1999.......................    3

                    Condensed Consolidated Statements of Income for
                    the Three Months Ended August 31, 1999 and 1998........    4

                    Condensed Consolidated Statements of Cash Flows for
                    the Three Months Ended August 31, 1999 and 1998........    5

                    Notes to Condensed Consolidated Financial Statements...    6

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................  7-9

Item 3.             Quantitative and Qualitative Disclosures about Market
                    Risk...................................................    9

PART II   Other Information


Item 1.             Legal Proceedings .....................................   10

Item 2.             Changes in Securities..................................   10

Item 3.             Defaults upon Senior Securities........................   10

Item 4.             Submission of Matters to a Vote of Security Holders....   10

Item 5.             Other Information......................................   10

Item 6.             Exhibits and Reports on Form 8-K.......................   10

Signatures.................................................................   11

Index to Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   12

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


             Morrison Management Specialists, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                           As of          As of
                                                       August 31,        May 31,
                                                            1999           1999
                                                      --------------------------
                                                      (Unaudited)
Assets
Current assets:
  Cash and short-term investments ..................   $  3,530        $  2,780
  Receivables - accounts and notes (net) ...........     33,325          34,035
  Inventories ......................................      3,097           2,940
  Prepaid expenses .................................      2,712           2,312
  Deferred income tax benefits .....................      2,073           1,747
                                                      --------------------------
    Total current assets ...........................     44,737          43,814
                                                      --------------------------

Property and equipment - at cost ...................     31,420          30,975
  Less accumulated depreciation ....................     13,136          12,376
                                                      --------------------------
                                                         18,284          18,599
Cost in excess of net assets acquired, net..........     18,077          18,331
Other assets .......................................     23,217          22,183
                                                      --------------------------
    Total assets ...................................   $104,315        $102,927
                                                      ==========================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .................................   $ 13,847        $ 15,091
  Other accrued liabilities ........................     11,902          12,917
  Current portion of long-term debt ................        116             136
                                                      --------------------------
    Total current liabilities ......................     25,865          28,144
                                                      --------------------------
Long-term debt .....................................     47,475          49,305
Other deferred liabilities .........................     11,258          10,915
Stockholders' equity:
  Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 12,076 and 11,977 shares,
    2000 and 1999, respectively) ...................        121             120
  Capital in excess of par value ...................      5,196           3,324
  Unearned ESOP shares .............................     (2,695)         (2,806)
  Deferred Compensation  Plan liability
    payable in Company stock .......................      1,573           1,518
  Company stock held by Deferred Compensation Plan..     (1,573)         (1,518)
  Retained earnings ................................     17,095          13,925
                                                      --------------------------
    Total stockholders' equity .....................     19,717          14,563
                                                      --------------------------
    Total liabilities and stockholders' equity......   $104,315        $102,927
                                                      ==========================

The accompanying notes are an integral part of the financial statements.


             Morrison Management Specialists, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)



                                             For the Three Months Ended
                                             August 31,       August 31,
                                                  1999             1998
                                             --------------------------
Revenues ...................................   $93,983          $72,246
Operating expenses .........................    78,952           60,649
                                             --------------------------
Gross profit ...............................    15,031           11,597
Selling, general and administrative
  expenses .................................     8,382            5,918
                                             --------------------------
                                                 6,649            5,679
Interest expense, net of interest income,
  totaling $72 and $50, in 2000
  and 1999, respectively ...................       629              424
                                             --------------------------
Income before provision for income taxes ...     6,020            5,255
Provision for federal and state income taxes     2,375            2,103
                                             --------------------------
Net income .................................   $ 3,645          $ 3,152
                                             ==========================

Earnings per share - Basic .................   $  0.31          $  0.26
                                             ==========================
Earnings per share - Diluted ...............   $  0.30          $  0.26
                                             ==========================

Weighted-average common shares - Basic .....    11,890           11,895
Net effect of dilutive stock options .......       369              247
                                             --------------------------
Weighted-average common shares - Diluted ...    12,259           12,142
                                             ==========================


The accompanying notes are an integral part of the financial statements.




             Morrison Management Specialists, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)


                                                       For the Three Months Ended
                                                         August 31,   August 31,
                                                              1999         1998
                                                         -----------------------
Operating activities:
Net income ..............................................  $ 3,645      $ 3,152
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Depreciation ........................................    1,122          682
    Amortization of intangibles .........................      260          161
    Deferred income taxes ...............................      276         (589)
    Gain on disposition of assets .......................      (12)         (87)
    Changes in operating assets and liabilities:
       Receivables ......................................      770       (1,495)
       Inventories ......................................     (157)         (22)
       Prepaid and other assets .........................   (2,151)        (166)
       Accounts payable, accrued and
         other liabilities ..............................   (3,799)      (5,332)
       Income taxes payable .............................    1,883        2,337
                                                          ----------------------
Net cash provided/(used) by operating activities.........    1,837       (1,359)
                                                          ----------------------
Investing activities:
Purchases of property and equipment .....................     (935)      (3,484)
Proceeds from disposal of assets ........................      141          704
Cost of acquisitions, net ...............................       46         (400)
                                                          ----------------------
Net cash used by investing activities ...................     (748)      (3,180)
                                                          ----------------------
Financing activities:
Net change in long-term debt ............................   (1,849)       4,563
Proceeds from the issuance of stock .....................      808          522
Proceeds from exercise of stock options .................      985          606
Purchase of Treasury Stock ..............................        0       (4,418)
Dividends paid ..........................................     (474)        (488)
ESOP shares released ....................................      191          122
                                                          ----------------------
Net cash (used)/ provided by financing activities........     (339)         907
                                                          ----------------------
Increase/(decrease) in cash and short-term investments ..      750       (3,632)
Cash and short-term investments at the
  beginning of the period ...............................    2,780        5,720
                                                          ----------------------
Cash and short-term investments at the
  end of the period .....................................  $ 3,530      $ 2,088
                                                          ======================

The accompanying notes are an integral part of the financial statements.

             Morrison Management Specialists, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim period presented. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.


Certain prior reported amounts and balances have been reclassified to conform to the current year presentation.


NOTE B - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On September 28, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on October 29, 1999 to shareholders of record at the close of business on October 8, 1999.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The discussion below relates to the results of operations of Morrison Management Specialists, Inc. ("MMSI" or the "Company") for the three months ended August 31, 1999 compared with the results for the comparable period of the prior year.


RESULTS OF OPERATIONS
The Company's net income from continuing operations increased 15.6% to $3.6 million for the three months ended August 31, 1999, compared with net income of $3.2 reported for the corresponding period of the prior fiscal year. Earnings before interest and taxes increased 17.1% or $1.0 million to $6.6 million for the three months ended August 31, 1999 compared to the same period of the prior fiscal year. The increase was due to growth in new account income.


MANAGED VOLUME AND REVENUE
Due to the difference between the amount of revenue that is reported for the fee accounts (net management fee plus reimbursed expenses) and the profit and loss accounts (gross revenues of meal sales), management uses the concept of managed volume to evaluate the Company's true growth. Managed volume is defined by MMSI as the total cost of operating the foodservices, regardless of which type of contract exists with the client. Managed volume from operations increased $36.9 million or 26.0% to $178.8 million for the three months ended August 31, 1999 from the prior year period due to new and acquired accounts.

Revenue from operations increased $21.7 million or 30.1% to $94.0 million for the three months ended August 31, 1999 from the prior year period. The increase was primarily attributable to the conversion of client paid payroll to MMSI paid payroll in continuing accounts, new accounts and accounts acquired from acquisitions.


OPERATING EXPENSES
Operating expenses increased $18.3 million or 30.2% to $79.0 million for the three months ended August 31, 1999. These expenses have increased over the prior year period primarily as a result of the addition of new and acquired accounts and the conversion of client paid payroll to MMSI paid payroll in continuing accounts. These expenses expressed as a percentage of managed volume increased slightly compared to the prior year period.


Selling, general and administrative expenses increased $2.5 million or 41.6% for the three months ended August 31, 1999 as compared to the same period last year. The increase is due to the prior year acquisition of Culinary Services Network and increased spending in human resources and training due to the growth in new business. Selling, general and administrative expenses as percentage of managed volume is consistent with the third and fourth quarters of the prior fiscal year.


INTEREST EXPENSE, Net of Interest Income
Net interest expense increased from $0.4 million to $0.6 million for the three months ended August 31, 1999 as compared to the same period of the prior year. The increase in interest is attributable to higher average borrowings, partially offset by the capitalization of construction period interest.

INCOME TAXES
The effective income tax rate on continuing operations for the three months ended August 31, 1999 was 39.5% as compared to 40.0% for the same period of the prior year. The decrease is attributable to a lower amount of non-deductible expenses and additional tax credits.



LIQUIDITY AND CAPITAL RESOURCES
Total assets at August 31, 1999 were $104.3 million, a $1.4 million increase over $102.9 million as of the prior fiscal year end. This increase is attributable to an increase in current assets of $0.9 million comprised of increases in prepaid assets and deferred income taxes and an increase in long-term assets of $1.0 million comprised of increases in other assets.


Total liabilities at August 31, 1999 were $84.6 million, a $3.8 million decrease from $88.4 million as of the end of the prior fiscal year. This decrease was primarily due to a $1.8 million decrease in long-term debt and $2.3 million decrease in current liabilities.


The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term. See "Special Note Regarding Forward-Looking Information."


YEAR 2000
Currently there is significant uncertainty within the software industry and among software users regarding the impact of installed computer software that has been programmed to accept only two-digit entries in the date code fields and use such two-digit entries in the software's calculation and report generation formats. The Company is currently addressing the impact of the Year 2000 Issue. After completing inventories of its technology systems, MMSI elected to replace its most critical system, a shared-mainframe corporate system, with client-server systems architected using Year 2000 standards. The transition to this new system began in June 1997 and was completed in January 1999. The Company continues its testing and preparations of other systems, which it anticipates completing before December 31, 1999. In addition, the Company has verified that all other significant vendor licensed software applications are either currently Year 2000 compliant or will be by December 31, 1999. The Company's technology initiatives include both preparations for the Year 2000 Issue and significant system upgrades and enhancements. While it is not possible to give an estimate of the costs specifically related to the Year 2000 Issue, the total cost of the Company's technology initiatives is approximately $5 million, substantially all of which has been incurred. Given the progress to date, the Company does not expect this project to pose significant operational problems for the Company. However, the Company cannot make assurances that the Company will not be exposed to any potential claims resulting from the systems problems associated with the century change. See "Special Note Regarding Forward-Looking Information."

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
The foregoing sections contain "forward-looking" statements which represent the Company's expectations or beliefs concerning future events, including statements regarding liquidity and capital resources and impact of the Year 2000 Issue. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from such forward-looking statements including, without limitation, the following: healthcare spending trends; the growth of systems and group purchasing organizations; changes in healthcare regulations; increased competition in the healthcare food and nutrition market; customer acceptance of the Company's cost saving programs; impact of the year 2000; and changes in laws and regulations affecting labor and employee benefit costs.



SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On September 28, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on October 29, 1999 to shareholders of record at the close of business on October 8, 1999.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's swap agreements expose it to market and credit risks which are inherent in all interest rate swaps. Counterparties to these agreements are major financial institutions. Consequently, the Company believes that the credit risk of its swap agreements is minimal. The Company does not believe that any reasonably likely change in near-term interest rates would have a material adverse effect on the future earnings or cash flows of the Company.

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

None


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5    OTHER INFORMATION

None


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:


          Exhibit 27 Financial Data Schedule - For the Three Months ended August 31, 1999


(b)       Reports on Form 8-K:
                        On July 6, 1999, the Company filed a report on Form 8-K to report its name change to Morrison Management Specialists, Inc., effective June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MORRISON MANAGEMENT SPECIALISTS, INC.
                                           -------------------------------------
                                                        (Registrant)



10/15/99                                                By:/S/ K. WYATT ENGWALL
--------                                                   ---------------------
 DATE                                                          K. WYATT ENGWALL

                                                 Senior Vice President, Finance
                        (Senior Vice President and Principal Accounting Officer)

                      MORRISON MANAGEMENT SPECIALISTS, INC.
                                LIST OF EXHIBITS

Exhibit
Number                               Description
------    ---------------------------------------------------------------------


 27       Financial Data Schedule - For the Three Months ended August 31, 1999