Form 10-Q
period 1999-11-30
MORRISON MANAGEMENT SPECIALISTS INC
filed 2000-01-14
CIK 1007507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

                                            OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to                 .


                         Commission file number 1-14194

                      MORRISON MANAGEMENT SPECIALISTS, INC.
--------------------------------------------------------------------------------
               (Exact name of Registrant as specified in charter)


                 GEORGIA                                    63-1155966
----------------------------------------------      ----------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        identification No.)

  1955 Lake Park Drive, Suite 400, Smyrna, GA               30080-8855
----------------------------------------------      ----------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (770) 437-3300
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   11,827,194
--------------------------------------------------------------------------------
(Number of shares of $0.01 par value common stock outstanding as of December 31, 1999)

                                         INDEX

PART I   Financial Information
                                                                        Page
                                                                       Number
                                                                       ------
Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of
                November 30, 1999 and May 31, 1999.....................     3

                Condensed Consolidated Statements of Income for
                the Three Months and Six Months Ended
                November 30,1999 and 1998..............................     4

                Condensed Consolidated Statements of Cash Flows
                for the Six Months Ended November 30, 1999 and 1998....     5

                Notes to Condensed Consolidated Financial Statements...     6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................   7-9

Item 3.         Quantitative and Qualitative Disclosures about Market
                Risk...................................................     9

PART II  Other Information


Item 1.         Legal Proceedings......................................    10

Item 2.         Changes in Securities..................................    10

Item 3.         Defaults upon Senior Securities........................    10

Item 4.         Submission of Matters to a Vote of Security Holders....    10

Item 5.         Other Information......................................    10

Item 6.         Exhibits and Reports on Form 8-K.......................    10

Signatures.............................................................    11

Index to Exhibits, Financial Statement Schedules, and Reports on
Form 8-K...............................................................    12

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                  Morrison Management Specialists, Inc. and Subsidiaries
                          Condensed Consolidated Balance Sheets
                           (In thousands, except per share data)


                                                   As of                  As of
                                             November 30,                May 31,
                                                    1999                   1999
                                           -------------------------------------
                                           (Unaudited)
Assets
Current assets:
  Cash and short-term investments..........     $  3,234               $  2,780
  Receivables - accounts and notes (net)...       38,336                 34,035
  Inventories..............................        3,641                  2,940
  Prepaid expenses.........................        2,880                  2,312
  Deferred income tax benefits.............        1,971                  1,747
                                           -------------------------------------
    Total current assets...................       50,062                 43,814
                                           -------------------------------------

Property and equipment - at cost...........       34,264                 30,975
  Less accumulated depreciation............       13,440                 12,376
                                           -------------------------------------
                                                  20,824                 18,599
Cost in excess of net assets acquired, net.       18,957                 18,331
Other assets...............................       23,527                 22,183
                                           -------------------------------------
    Total assets...........................     $113,370               $102,927
                                           =====================================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.........................     $ 15,500               $ 15,091
  Other accrued liabilities................       12,027                 12,917
  Current portion of long-term debt........           81                    136
                                           -------------------------------------
    Total current liabilities..............       27,608                 28,144
                                           -------------------------------------
Long-term debt.............................       55,750                 49,305
Other deferred liabilities.................       11,811                 10,915
Stockholders' equity:
  Common stock, $0.01 par value
    (authorized 100,000 shares;
    issued: 11,837 and 11,977 shares,
    FY2000 and FY1999, respectively).......          119                    120
  Capital in excess of par value...........          574                  3,324
  Unearned ESOP shares.....................       (2,586)                (2,806)
  Deferred Compensation Plan liability
    payable in Company stock...............        1,635                  1,518
  Company stock held by Deferred
   Compensation Plan.......................       (1,635)                (1,518)
  Retained earnings .......................       20,094                 13,925
                                           -------------------------------------
    Total stockholders' equity.............       18,201                 14,563
                                           -------------------------------------
    Total liabilities and stockholders'
      equity...............................     $113,370               $102,927
                                           =====================================

  The accompanying notes are an integral part of the financial statements.




             Morrison Management Specialists, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                  For the Three Months Ended       For the Six Months Ended
                                 -----------------------------     -----------------------------
                                 November 30,     November 30,     November 30,     November 30,
                                        1999             1998             1999             1998
                                 -----------------------------     -----------------------------

Revenues.........................   $101,185          $77,833         $195,168         $150,079
Operating expenses...............     85,075           64,578          164,027          125,227
                                 -----------------------------     -----------------------------
Gross profit.....................     16,110           13,255           31,141           24,852
Selling, general and
  administrative expenses........      9,756            6,995           18,138           12,913
                                 -----------------------------     -----------------------------
                                       6,354            6,260           13,003           11,939
Interest expense, net of
  interest income, totaling
  $104 and $133, in FY2000 and
  FY1999, respectively...........        674              640            1,303            1,064
                                 -----------------------------     -----------------------------
Income before provision for
  income taxes...................      5,680            5,620           11,700           10,875
Provision for federal and state
  income taxes...................      2,232            2,196            4,607            4,299
                                 -----------------------------     -----------------------------
Net income.......................   $  3,448          $ 3,424         $  7,093         $  6,576
                                 =============================     =============================

Earnings per share - Basic.......    $  0.29          $  0.28          $  0.60          $  0.54
                                 =============================     =============================
Earnings per share - Diluted.....    $  0.28          $  0.28          $  0.58          $  0.54
                                 =============================     =============================

Weighted-average common
  shares - Basic.................     11,857           12,044           11,874           11,970
Net effect of dilutive
  stock options..................        339              171              354              209
                                 -----------------------------     -----------------------------
Weighted-average common and
  common equivalent shares
  - Diluted......................     12,196           12,215           12,228           12,179
                                 =============================     =============================

The accompanying notes are an integral part of the financial statements.




             Morrison Management Specialists, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                   (Unaudited)



                                                      For the Six Months Ended
                                                   -----------------------------
                                                    November 30,    November 30,
                                                           1999            1998
                                                   -----------------------------
Operating activities:
Net income.........................................     $ 7,093        $  6,576
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Depreciation...................................       2,273           1,375
    Amortization of intangibles....................         531             374
    Deferred income taxes..........................         132             (59)
    Gain on disposition of assets..................        (118)            (94)
    Changes in operating assets and liabilities:
       Receivables.................................      (4,257)         (8,663)
       Inventories.................................        (701)             12
       Prepaid and other assets....................      (2,364)         (3,958)
       Accounts payable, accrued and
         other liabilities.........................         226          (1,587)
       Income taxes payable........................         189            (174)
                                                   -----------------------------
Net cash provided/(used) by operating activities...       3,004          (6,198)
                                                   -----------------------------
Investing activities:
Purchases of property and equipment................      (5,321)         (5,878)
Proceeds from disposal of assets...................         940             715
Cost of acquisitions, net..........................      (1,104)         (6,251)
                                                   -----------------------------
Net cash used by investing activities..............      (5,485)        (11,414)
                                                   -----------------------------
Financing activities:
Net change in long-term debt.......................       6,390          19,629
Proceeds from the issuance of stock................         808             522
Proceeds from exercise of stock options............       2,058           1,240
Purchase of Treasury Stock.........................      (5,755)         (6,058)
Dividends paid.....................................        (924)           (979)
ESOP shares released...............................         358             232
                                                   -----------------------------
Net cash (used)/ provided by financing activities..       2,935          14,586
                                                   -----------------------------
Increase/(decrease) in cash and short-term
  investments......................................         454          (3,026)
Cash and short-term investments at the
  beginning of the period..........................       2,780           5,720
                                                   -----------------------------
Cash and short-term investments at the
  end of the period................................     $ 3,234        $  2,694
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


NOTE B - SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On January 7, 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on January 31, 2000 to shareholders of record at the close of business on January 17, 2000.

Tenet Healthcare Corp. Contract
In January, 2000, Tenet Healthcare Corp., one of the nation's largest healthcare systems, awarded the Company a five-year contract to provide foodservice to 58 of Tenet's acute care hospitals. Under the contract, the Company will manage an estimated $100 million in annual revenue and managed volume.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below relates to the results of operations of Morrison Management Specialists, Inc. ("MMSI" or the "Company") for the quarter and six months ended November 30, 1999 compared with the results for the comparable periods of the prior year.


MANAGED VOLUME
The Company generally performs its services pursuant to either management fee or profit and loss contracts. While actual services performed are the same, revenue recognition varies by type of contract. In a management fee account, MMSI manages the services and facilities, but the client is responsible for all or nearly all the costs. Revenues and fees are recognized for the amount of the contractually agreed-upon management fee and any earned incentives plus the amount of any expenses or employee payroll costs paid by the Company and charged back to the client. In a profit and loss account, MMSI assumes the risk of profit or loss for the food service operation. For such accounts, the amount of revenue reported is the actual revenue generated from meals served to patients, client employees and visitors. Because of the difference between the amount of revenue that is reported for the fee account (net management fees plus reimbursed expenses) and the profit and loss account (gross revenues of meal sales), Management uses the concept of managed volume to evaluate the Company's true growth. Managed volume is defined by MMSI as the total costs of operating the food services, regardless of which type of contract exists with the client. Management believes managed volume is its best indicator of performance because it measures total activity from all client accounts and provides an indication of what gross revenues would be if the Company performed all services pursuant to profit and loss contracts. Management uses managed volume as an additional indicator of performance and not as a replacement of measures such as revenues, as defined and required by generally accepted accounting principles.

Managed volume from operations increased $29.0 million or 18.6% to $184.7 million for the quarter and increased $65.9 million or 22.1% to $363.4 million for the six months ended November 30, 1999 over the corresponding prior year periods due to new accounts, acquired accounts and growth in existing accounts.


RESULTS OF OPERATIONS
The Company's net income from continuing operations was even for the quarter at $3.4 million and increased 7.9% to $7.1 million for the six months ended November 30, 1999, compared with net income of $3.4 million and $6.6 million reported for the corresponding periods of the prior fiscal year. Earnings before interest and taxes increased 1.5% or $0.9 million to $6.4 million for the quarter and increased 8.9% or $1.1 million to $13.0 million for the six months ended November 30, 1999. The increase over the corresponding prior year periods was due to growth in continuing and new accounts and high account retention which was partially offset by start-up costs associated with a significant level of new business and expenses for recruiting, training, relocations and promotions.


REVENUE
Revenue from operations increased $23.4 million or 30.0% to $101.2 million for the quarter and increased $45.1 million or 30.0% to $195.2 million for the six months ended November 30, 1999 over the corresponding prior year periods. The increase was primarily attributable to the conversion of client-paid payroll to Company-paid payroll in continuing accounts, new accounts and accounts acquired in acquisitions.


OPERATING EXPENSES
Operating expenses increased $20.5 million or 31.7% to $85.1 million for the quarter and increased $38.8 million or 31.0% to $164.0 million for the six months ended November 30, 1999. These expenses have increased over the prior year periods primarily as a result of start-up costs associated with the addition of a significant level of new and acquired accounts and the conversion of client-paid payroll to Company-paid payroll in continuing accounts.

Selling, general and administrative increased $2.8 million or 39.5% to $9.8 million for the quarter and increased $5.2 million or 40.5% to $18.1 million for the six months ended November 30, 1999 as compared to the corresponding periods of the prior year. This increase is due to the prior year acquisitions, start-up and opening costs related to a significant level of new business and actual account openings which resulted in increased investments in human resources recruiting, training and development, relocations and promotions.


INTEREST EXPENSE, Net of Interest Income
Net interest expense was level for the quarter and increased from $1.1 million to $1.3 million for the six months ended November 30, 1999 as compared to the corresponding periods of the prior year. The increase in interest is
attributable   to   higher   average   borrowings.


INCOME TAXES
The effective income tax rate on continuing operations for the quarter and the six months ended November 30, 1999 was 39.3% and 39.4%, respectively, as compared to 39.1% and 39.5%, respectively, for the quarter and the six months ended November 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES
Total assets at November 30, 1999 were $113.4 million, a $10.4 million increase over $102.9 million as of the prior fiscal year end. This increase is attributable to an increase in current assets of $6.2 million comprised of increases in accounts receivable, inventories and prepaid assets and an increase in long-term assets of $4.2 million comprised of increases in fixed assets, goodwill and other assets.

Total liabilities at November 30, 1999 were $95.2 million, a $6.8 million increase from $88.4 million as of the end of the prior fiscal year. This increase was primarily due to a $6.4 million increase in long-term debt.

The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term. See "Special Note Regarding Forward-Looking Information."


YEAR 2000
The Company has not experienced any disruptions in its business as a result of the transition to the year 2000. However, the Company cannot give any assurances that the Company will not encounter year 2000 related issues in the future, particularly, problems associated with the Company's systems' ability to process year 2000 as a leap year. The Company will continue to monitor its software programs and information systems for Year 2000 issues. See "Special Note Regarding Forward-Looking Information."


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


SUBSEQUENT EVENTS
Declaration of Quarterly Dividend
On January 7, 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on January 31, 2000 to shareholders of record at the close of business on January 17, 2000.

Tenet Healthcare Corp. Contract
In January, 2000, Tenet Healthcare Corp., one of the nation's largest healthcare systems, awarded the Company a five-year contract to provide foodservice to 58 of Tenet's acute care hospitals. Under the contract, the Company will manage an estimated $100 million in annual revenue and managed volume.

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

None


ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 28, 1999, the Company held its Annual Meeting of Shareholders in Atlanta, Georgia. During the meeting, the following matters were voted upon.

Proposal for the election of Directors
The following nominees were elected as a Class I or Class III director to the Board of Directors for a three year term.

                                                               Number of
                                          Number of            Votes
Nominees                                  Votes For            Withheld
--------------------------------------------------------------------------------
E. Eugene Bishop           Class I        9,580,304            62,934
Fred L. Brown              Class I        9,581,559            61,679
Arthur R. Outlaw, Jr.      Class I        9,582,036            61,202

Michael F. Corbett         Class III      9,613,977            29,261

Other members of the Board of Directors are Claire L. Arnold, Glenn A. Davenport, John B. McKinnon and Dr. Benjamin F. Payton.


ITEM 5   OTHER INFORMATION

None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:


          Exhibit 27 Financial Data Schedule - For the Six Months ended November 30, 1999


    (b)   Reports on Form 8-K:
                      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MORRISON MANAGEMENT SPECIALISTS, INC.
                                                                    (Registrant)



01/13/00                                                 By:/S/ K. WYATT ENGWALL
--------                                                    --------------------
 Date                                                           K. WYATT ENGWALL
                                                  Senior Vice President, Finance
                        (Senior Vice President and Principal Accounting Officer)

                      MORRISON MANAGEMENT SPECIALISTS, INC.
                                LIST OF EXHIBITS

Exhibit
Number                                 Description
-------     --------------------------------------------------------------------


27          Financial Data Schedule - For the Six Months ended November 30, 1999