Form 10-Q
period 2000-02-29
MORRISON MANAGEMENT SPECIALISTS INC
filed 2000-04-14
CIK 1007507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended February 29, 2000

                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from_________________to_________________.


                         Commission file number 1-14194

                      MORRISON MANAGEMENT SPECIALISTS, INC.
               (Exact name of Registrant as specified in charter)


                    GEORGIA                                    63-1155966
________________________________________________________________________________
 (State or other jurisdiction of incorporation or     (I.R.S. Employer
                   organization)                       identification No.)

  1955 Lake Park Drive, Suite 400, Smyrna, GA                  30080-8855
________________________________________________________________________________
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:              (770) 437-3300
                                                   _____________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   11,711,055
________________________________________________________________________________
(Number of shares of $0.01 par value  common stock  outstanding  as of March 31,
2000)

                                         INDEX
                                         -----

PART I   Financial Information
                                                                        Page
                                                                        Number
                                                                        ------
Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of
                February 29, 2000 and May 31, 1999.....................  3

                Condensed Consolidated Statements of Income for
                the Three Months and Nine Months Ended
                February 29, 2000 and February 28, 1999................  4

                Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended February 29, 2000 and
                February 28, 1999......................................  5

                Notes to Condensed Consolidated Financial Statements...  6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................... 7-9

Item 3.         Quantitative and Qualitative Disclosures about Market
                Risk...................................................  9

PART II   Other Information


Item 1.         Legal Proceedings......................................  10

Item 2.         Changes in Securities..................................  10

Item 3.         Defaults upon Senior Securities........................  10

Item 4.         Submission of Matters to a Vote of Security Holders....  10

Item 5.         Other Information......................................  10

Item 6.         Exhibits and Reports on Form 8-K.......................  10

Signatures.............................................................  11

Index to Exhibits, Financial Statement Schedules, and Reports on
Form 8-K...............................................................  12

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


             Morrison Management Specialists, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                    As of            As of
                                              February 29,          May 31,
                                                     2000             1999
                                            --------------------------------
                                               (Unaudited)
Assets
Current assets:
  Cash and short-term investments...........     $ 10,280         $  2,780
  Receivables - accounts and notes (net)....       36,364           34,035
  Inventories...............................        4,221            2,940
  Prepaid expenses..........................        1,375            2,312
  Deferred income tax benefits..............        1,511            1,747
                                            --------------------------------
    Total current assets....................       53,751           43,814
                                            --------------------------------

Property and equipment - at cost............       35,063           30,975
  Less accumulated depreciation.............       14,366           12,376
                                            --------------------------------
                                                   20,697           18,599
Cost in excess of net assets acquired, net..       18,934           18,331
Other assets................................       21,649           22,183
                                            --------------------------------
    Total assets............................     $115,031         $102,927
                                            ================================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..........................     $ 20,575         $ 15,091
  Other accrued liabilities.................       16,519           12,917
  Current portion of long-term debt.........           45              136
                                            --------------------------------
    Total current liabilities...............       37,139           28,144
                                            --------------------------------
Long-term debt..............................       45,751           49,305
Other deferred liabilities..................       12,563           10,915
Stockholders' equity:
  Common stock, $0.01 par value
   (authorized 100,000 shares;
   issued: 12,989 and 11,977 shares,
   FY2000 and FY1999, respectively).........          130              120
  Capital in excess of par value............            -            3,324
  Unearned ESOP shares                             (2,475)          (2,806)
  Deferred Compensation  Plan liability
    payable in Company stock................        1,683            1,518
  Company stock held by Deferred
    Compensation Plan.......................       (1,683)          (1,518)
  Retained earnings.........................       21,923           13,925
                                            --------------------------------
Total stockholders' equity..................       19,578           14,563
                                            --------------------------------
    Total liabilities and
      stockholders' equity..................     $115,031         $102,927
                                            ================================

  The accompanying notes are an integral part of the financial statements.



             Morrison Management Specialists, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                      For the Three Months Ended            For the Nine Months Ended
                                   February 29,      February 28,        February 29,     February 28,
                                          2000              1999                2000             1999
                                   ------------------------------------------------------------------

Revenues...........................   $115,024           $84,085            $310,192         $234,164
Operating expenses.................     99,599            70,314             263,626          195,541
                                   ------------------------------------------------------------------
Gross profit.......................     15,425            13,771              46,566           38,623
Selling, general and administra-
  tive expenses....................     10,797             7,876              28,935           20,789
                                   ------------------------------------------------------------------
                                         4,628             5,895              17,631           17,834
Interest expense, net of interest
  income...........................        752               644               2,055            1,708
                                   ------------------------------------------------------------------
Income before provision for income
  taxes............................      3,876             5,251              15,576           16,126
Provision for federal and state
  income taxes.....................      1,546             2,021               6,153            6,320
                                   ------------------------------------------------------------------
Net income.........................   $  2,330           $ 3,230            $  9,423         $  9,806
                                   ==================================================================

Earnings per share - Basic.........   $   0.19           $  0.26            $   0.73         $   0.75
                                   ==================================================================
Earnings per share - Diluted.......   $   0.18           $  0.24            $   0.71         $   0.73
                                   ==================================================================

Weighted-average common
  shares - Basic...................     12,812            13,054              12,978           13,129
Net effect of dilutive stock
  options..........................        357               300                 379              253
                                    -----------------------------------------------------------------
Weighted-average common and common
  equivalent shares - Diluted......     13,169            13,354              13,357           13,382
                                   ==================================================================


The accompanying notes are an integral part of the financial statements.



                  Morrison Management Specialists, Inc. and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                  (Amounts in thousands)

                                       (Unaudited)



                                                     For the Nine Months Ended
                                                  February 29,      February 28,
                                                         2000              1999
                                                  ------------------------------
Operating activities:
Net income........................................    $ 9,423          $  9,806
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation..................................      3,515             2,182
    Amortization of intangibles...................        806               610
    Deferred income taxes.........................        385            (1,344)
    Gain on disposal of assets....................       (153)             (101)
    Changes in operating assets and liabilities:
       Receivables................................        575            (5,994)
       Inventories................................     (1,281)              (80)
       Prepaid and other assets...................     (1,301)           (2,921)
       Accounts payable, accrued and
         other liabilities........................     10,734            (1,106)
       Income taxes receivable....................       (336)                0
                                                  ------------------------------
Net cash provided by operating activities.........     22,367             1,052
                                                  ------------------------------
Investing activities:
Purchases of property and equipment...............     (6,517)           (7,663)
Proceeds from disposal of assets..................      1,057               763
Cost of acquisitions, net.........................     (1,354)           (6,528)
                                                  ------------------------------
Net cash used by investing activities.............     (6,814)          (13,428)
                                                  ------------------------------
Financing activities:
Net change in long-term debt......................     (3,645)           16,629
Proceeds from the issuance of stock...............        808               522
Proceeds from exercise of stock options...........      2,151             3,855
Purchase of Treasury Stock........................     (6,510)          (10,134)
Dividends paid....................................     (1,390)           (1,472)
ESOP shares released..............................        533               359
                                                  ------------------------------
Net cash (used)/ provided by financing activities.     (8,053)            9,759
                                                  ------------------------------
Increase/(decrease) in cash and short-term
  investments.....................................      7,500            (2,617)
Cash and short-term investments at the
  beginning of the period.........................      2,780             5,720
                                                  ------------------------------
Cash and short-term investments at the
  end of the period...............................    $10,280          $  3,103
                                                  ==============================

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


NOTE B - SUBSEQUENT EVENTS
Declaration of Cash and Stock Dividends
On March 28, 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on April 28, 2000 to shareholders of record at the close of business on April 14, 2000. The Company's Board of Directors also declared a 10% stock dividend on the Company's outstanding common stock. The stock dividend is payable on May 19, 2000 to shareholders of record at the close of business on May 1, 2000. The condensed consolidated balance sheet as of February 29, 2000 and the results of operations, common shares issued, basic and diluted weighted average number of shares outstanding and the earnings per share information for all prior reporting periods presented have been restated to reflect the effects of the stock dividend.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The discussion below relates to the results of operations of Morrison Management Specialists, Inc. ("MMSI" or the "Company") for the quarter and nine months ended February 29, 2000 compared with the results for the comparable periods of the prior year.


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

Managed volume from operations increased $30.3 million or 18.0% to $198.9 million for the quarter and increased $96.2 million or 20.6% to $562.4 million for the nine months ended February 29, 2000 over the corresponding prior year periods due to new accounts, acquired accounts and growth in existing accounts.


RESULTS OF OPERATIONS
The Company's net income from continuing operations decreased 27.9% to $2.3 million for the quarter and decreased 3.9% to $9.4 million for the nine months ended February 29, 2000, compared with net income of $3.2 million and $9.8 million reported for the corresponding periods of the prior fiscal year. Earnings before interest and taxes decreased 21.5% or $1.3 million to $4.6 million for the quarter and decreased 1.1% or $0.2 million to $17.6 million for the nine months ended February 29, 2000. The decrease from the corresponding prior year periods was due to start-up costs and expenses for recruiting, training, relocations and promotions incurred by the Company associated with the significant volume of new business. In particular, in January, 2000, Tenet Healthcare Corp., one of the nation's largest healthcare systems, awarded the Company a five-year contract to provide food and nutrition services to 58 of Tenet's acute care hospitals. Under the contract, the Company will manage an estimated $100 million in annual managed volume. The Company believes the decline in earnings to be short-term and that the long-term rewards will be significant. The Company continues to experience growth in continuing accounts and high account retention.

Revenue from operations increased $30.9 million or 36.8% to $115.0 million for the quarter and increased $76.0 million or 32.5% to $310.2 million for the nine months ended February 29, 2000 over the corresponding prior year periods. The increase was primarily attributable to significant new business, the conversion of client-paid payroll to Company-paid payroll in continuing accounts and accounts acquired in acquisitions.


OPERATING EXPENSES
Operating expenses increased $29.3 million or 41.6% to $99.6 million for the quarter and increased $68.1 million or 34.8% to $263.6 million for the nine months ended February 29, 2000. These expenses have increased over the prior year periods primarily as a result of start-up costs associated with the addition of a significant level of new and acquired accounts and the conversion of client-paid payroll to Company-paid payroll in continuing accounts.

Selling, general and administrative expenses increased $2.9 million or 37.1% to $10.8 million for the quarter and increased $8.1 million or 39.2% to $28.9 million for the nine months ended February 29, 2000 as compared to the corresponding periods of the prior year. This increase is due to start-up and opening costs related to a significant level of new business and prior year acquisitions which resulted in increased investments in human resources recruiting, training and development, relocations and promotions.


INTEREST EXPENSE, Net of Interest Income
Net interest expense increased from $0.6 million to $0.8 million for the quarter and increased from $1.7 million to $2.1 million for the nine months ended February 29, 2000 as compared to the corresponding periods of the prior year. The increase in interest is attributable to a higher effective interest rate.


INCOME TAXES
The effective income tax rate on continuing operations for the quarter and the nine months ended February 29, 2000 was 39.9% and 39.5%, respectively, as compared to 38.5% and 39.2%, respectively, for the quarter and the nine months ended February 28, 1999.


LIQUIDITY  AND CAPITAL  RESOURCES
Total assets at February 29, 2000 were $115.0 million, a $12.1 million increase over $102.9 million as of the prior fiscal year end. This increase is attributable to an increase in current assets of $9.9 million comprised of increases in cash, accounts receivable, inventories and an increase in long-term assets of $2.2 million comprised of increases in fixed assets and goodwill.

Total liabilities at February 29, 2000 were $95.5 million, a $7.1 million increase from $88.4 million as of the end of the prior fiscal year. This increase was primarily due to the net of a $5.5 million increase in accounts payable, a $1.1 increase in accrued payroll and related costs, a $1.6 million increase in deferred other liabilities and a $3.6 decrease in long-term debt.

The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term. See "Special Note Regarding Forward-Looking Information."


YEAR 2000
The Company has not experienced any disruptions in its business as a result of the transition to the Year 2000. However, the Company cannot give any assurances that the Company will not encounter year 2000 related issues in the future. The Company will continue to monitor its software programs and information systems for year 2000 issues. See "Special Note Regarding Forward-Looking Information."


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

SUBSEQUENT EVENTS
Declaration of Cash and Stock Dividends
On March 28, 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on April 28, 2000 to shareholders of record at the close of business on April 14, 2000. The Company's Board of Directors also declared a 10% stock dividend on the Company's outstanding common stock. The stock dividend is payable on May 19, 2000 to shareholders of record at the close of business on May 1, 2000. The condensed consolidated balance sheet as of February 29, 2000 and the results of operations, common shares issued, basic and diluted weighted average number of shares outstanding and the earnings per share information for all prior reporting periods presented have been restated to reflect the effects of the stock dividend.


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

None


ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5   OTHER INFORMATION

None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          Exhibit 27 Financial Data Schedule - For the Nine Months ended February 29, 2000

(b)       Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MORRISON MANAGEMENT SPECIALISTS, INC.
                                           -------------------------------------
                                                           (Registrant)



04/14/00                                          By:    /S/   K. WYATT ENGWALL
---------                                            ---------------------------
 DATE                                                          K. WYATT ENGWALL
                                                 Senior Vice President, Finance
                        (Senior Vice President and Principal Accounting Officer)

                      MORRISON MANAGEMENT SPECIALISTS, INC.
                                LIST OF EXHIBITS

Exhibit
Number                             Description
-------------------------------------------------------------------------------



27        Financial Data Schedule - For the Nine Months ended February 29, 2000