Form 10-K
period 2000-05-31
MORRISON MANAGEMENT SPECIALISTS INC
filed 2000-08-23
CIK 1007507

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
     X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended May 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[_X_] NO[__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on August 11, 2000 as reported on the New York Stock Exchange, was approximately $338,699,620. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding at August 11, 2000 was 12,834,806.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 2000 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement dated August 22, 2000 are incorporated by reference into Part III.

                                      INDEX

                                     PART I

                                                                            Page
                                                                          Number

                                                                      --------

Item 1.         Business..............................................  3-5

Item 2.         Properties............................................   5

Item 3.         Legal Proceedings.....................................   6

Item 4.         Submission of Matters to a Vote of Security Holders...   6

                Executive Officers of the Company.....................  6-7

                                     PART II

Item 5.         Market for the Registrant's Common Equity and
                Related Shareholder Matters...........................   8

Item 6.         Selected Financial Data...............................   8

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................   8

Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk...........................................   8

Item 8.         Financial Statements and Supplementary Data...........   8

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................   8

                                    PART III

Item 10.        Directors and Executive Officers of the Company.......   9

Item 11.        Executive Compensation................................   9

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management............................................   9

Item 13.        Certain Relationships and Related Transactions........   9

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K........................................... 10-13

PART I
ITEM 1.    BUSINESS.

General

Morrison Management Specialists, Inc., (the "Company" or "MMS"), formerly Morrison Health Care, Inc., became an independent, publicly owned company in March 1996 as a result of the distribution (the "Distribution") by Morrison Restaurants Inc., a Delaware corporation ("MRI"), to its shareholders of all the issued and outstanding shares of common stock of the Company. As a result of the Distribution, MRI's stockholders received one share of Company common stock for every three shares of MRI stock held.

     MMS is the nation's only company focused exclusively on providing food, nutrition and dining services to the healthcare and senior living markets. It is the nation's second largest outsourcing provider in the healthcare and senior living industries. Its clients include acute care hospitals, health systems, nursing homes and retirement facilities.

Morrison Healthcare Food Services

Morrison Healthcare Food Services manages on-site facilities and provides comprehensive nutritional programs for patients and high-quality retail dining options for staff and visitors of hospitals and integrated healthcare systems. MMS offers its clients programs designed to reduce costs and increase customer satisfaction. The Company's healthcare foodservice operations originated in the early 1950s. The Company expanded through its own marketing and sales force and by acquiring other foodservice businesses. MMS's healthcare accounts range in size from 100 bed specialty hospitals to facilities with over 1,500 beds.

     Through its Advanced Culinary System(TM) the Company continues to make advances in cook-chill technology and centralized food production. These systems are designed to increase productivity, enhance food quality and reduce food waste, thereby making healthcare food production more economical for the client and more appealing to the customer at healthcare facilities nationwide. MMS currently has two Advanced Culinary Centers(TM) which utilize centralized food production and cook-chill technology in operation and one under construction.

     MMS operates "branded concept" restaurants, such as Subway(R), Chick-Fil-A(R) and Healthy Choice(R), on client premises. These small versions ("kiosk" type) of the licensed restaurant concepts are operated pursuant to license arrangements with the appropriate restaurant company. Currently, MMS has 17 license arrangements with nationally and regionally recognized restaurant companies. In addition, MMS operates its own brand - Spice of Life(TM) - with menus and recipes that can be customized to local tastes.

Morrison Senior Dining

Due to changing demographics and lifestyles and the increasing number of retirement facilities being constructed, the Company believes the senior living market is the fastest growing segment of the healthcare industry. The Company has emphasized its commitment to provide food and nutrition services to the senior living market by acquiring, over the past three fiscal years, three companies in the field: Drake Management Services, Inc. in January 1998, Spectra Services, Inc. in March 1998, and Culinary Service Network, Inc. in October 1998.

     Dedicated to providing dining services to senior living communities, Morrison Senior Dining helps clients control costs while making informed decisions from kitchen and dining room design to menu selection. Morrison Senior Dining accounts range in size from 100 residents to 600 residents. Believing that this market is under-penetrated and rapidly expanding, the Company plans for future growth in the senior living market to result from internal development.

Operations

MMS offers its services pursuant to two general types of contracts: (i) profit and loss (or guaranteed cost) contracts, where MMS assumes the risk of profit or loss for the foodservice operation and (ii) management fee contracts, where the client reimburses MMS for all or nearly all costs incurred in providing the services contracted plus a negotiated management fee for supervising the client's food and nutrition services. In addition, some management fee contracts include incentives and penalties with the amount of the management fee determined in whole or in part by the achievement of predetermined goals. Approximately 60% of MMS's accounts are operated pursuant to management fee contracts. The majority of MMS's contracts were awarded through bidding processes.

     In June 2000, MMS formed a strategic alliance with, and made a $3 million investment in, foodbuy.com, a forerunner in developing the business model for Internet food purchasing. Management believes the alliance will leverage the combined purchasing and technology resources which will lower food costs resulting in savings for MMS's clients.

Research and Development

The Company does not engage in any material research and development activities. Numerous studies are made, however, on a continuing basis, to improve menus, equipment and methods of operations.

Raw Materials

Raw materials essential to the operation of the Company's business are obtained principally through national food distributors. The Company uses short-term purchase commitment contracts to stabilize the potentially volatile pricing associated with certain commodities. Because of the relatively short storage life of inventories, limited storage facilities at customer locations, MMS's requirements for freshness and the numerous sources of goods, a minimum amount of inventory is maintained at customer locations. If necessary, all essential food, beverage and operational products are available and can be obtained from alternative suppliers in all cities where the Company operates.

Trademarks of the Company

The Company has registered certain trademarks and service marks with the United States Patent and Trademark Office including the Pro-Health Dining(R) trademark. The Company believes that this and other related marks, such as its Advanced Culinary System(TM) and Advanced Culinary Center(TM), are important to its business. Registrations of the Company's trademarks expire from 2002 to 2009, unless renewed.

Seasonality

The Company's revenues are not seasonal to any significant degree.

Working Capital Practices

Cash provided by operations, along with borrowings under the Company's revolving lines of credit, are used to pay dividends, invest in new units and renovate existing units.

     Additional information concerning the working capital of the Company is incorporated herein by reference to information presented within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2000 Annual Report to Stockholders.

Customer Dependence

Concentration of business and credit risk is generally limited due to the large number of customers that make up the Company's customer base, thus spreading risk.

     During fiscal year 2000, the Company was awarded a new five-year contract to provide food and nutrition services to over 60 of Tenet HealthSystem Medical, Inc.'s ("Tenet") hospitals. The revenue from the Tenet accounts for fiscal years 2000, 1999 and 1998 was $69.2 million, $23.2 million and $12.0 million, respectively. These revenues accounted for 15.7%, 7.2% and 4.8% of total revenue for fiscal years 2000, 1999 and 1998, respectively. Tenet accounts receivable accounted for 12.9% and 6.8% of total accounts receivable at May 31, 2000 and 1999, respectively.

Government Contracts

There is no material portion of the Company's business that is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the Government.

Competition

The healthcare food and nutrition services business is highly competitive. The Company competes with national and regional food contract companies that offer the same type of services as the Company. Management believes that competition in healthcare food and nutrition services and senior living markets is based on pricing, quality of services and reputation. Management believes that it compares favorably with its competition in these areas.

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

Personnel

The Company employs approximately 10,000 full-time and part-time employees. The Company believes that working conditions are favorable and employee compensation is comparable with its competition.

ITEM 2.  PROPERTIES.

MMS professionally manages foodservice departments on client-owned properties and, therefore, does not own any significant amounts of property. Vending services on client-owned facilities complement the foodservice program. Under the terms of certain contracts, MMS is required to make rent payments to its clients.

     The corporate headquarters are located in approximately 20,000 square feet of a leased building in a suburb of Atlanta, Georgia. The headquarters' lease term ends in 2001. The Company also has administrative offices in a leased building in Mobile, Alabama. This office has a lease term ending in 2001. In addition, the Company has set up strategic regional offices across the United States to service the needs of Company team members and clients located within that region.

     During fiscal year 1998, MMS constructed two advanced food preparation facilities or "Advanced Culinary Centers" (ACC) to utilize its expertise in the cook-chill food processing. The first facility, located in Tampa, Florida, includes about 5,000 square feet of light industrial space with a lease term ending in 2002. The second facility, located in Baltimore, Maryland, includes approximately 15,000 square feet of light industrial and regional office space. A new ACC in Charlotte, North Carolina is currently under construction.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


Executive Officers of the Company

Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors. Information regarding the Company's executive officers as of August 11, 2000 is provided below.

Name                   Age    Position with the Company

----                   ---    --------------------------------------------------

G. A. Davenport         46    President, Chief Executive Officer and Chairman of
                                the Board of Directors
K. W. Engwall           52    Chief Financial Officer and Assistant Secretary
J. E. Fountain          49    Vice President, General Counsel and Secretary
J. D. Underhill         55    President, Morrison Healthcare Food Services
E. D. Dolloff           54    President, Morrison Senior Dining
G. L. Gaddy             47    Executive Vice President, Sales and Marketing
R. C. Roberson          56    Division Vice President, Morrison Healthcare Food
                                Services

G. T. Levins            37    Division Vice President, Morrison Healthcare Food
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

K. Wyatt Engwall has been Chief Financial Officer and Assistant Secretary of the Company since the Distribution in March 1996. Prior thereto, he was Vice President, Controller of MRI's Ruby Tuesday Group from January 1994 until March 1996. He served as Vice President of Financial Planning of MRI from January 1993 through January 1994, Vice President and Controller of MRI's Contract Dining Division from October 1991 through January 1993 and as Controller of MRI's former Morrison's Management Services (Contract Dining) Division from October 1986 through October 1991. Mr. Engwall joined MRI in 1983 as a Financial Systems Analyst.

John E. Fountain has been Vice President, General Counsel and Secretary of the Company since the Distribution in March 1996. He was Vice President, Legal of MRI's Morrison Group from August 1994 until March 1996. He served as Senior Attorney of MRI from December 1991 through August 1994. Prior thereto, he served as Staff Attorney of MRI from October 1978 through December 1991.

Jerry D.  Underhill has been President of the Morrison  Healthcare  Food Service
Division since its inception in June 1999. He was Senior Vice President, Operations of the Company from the Distribution in March 1996 to June 1999. From September 1995 until March 1996 he was Senior Vice President, Retail Development of the Health Care Division of MRI's Morrison Group. Prior thereto, he was Senior Vice President, Development of the Family Dining Division of MRI's Morrison Group from March 1993 to September 1995. Mr. Underhill was President of Mid-Continent Restaurants (currently known as Bravo Restaurants) from July 1988 to March 1993.

Eugene D. Dolloff has been President of the Morrison Senior Dining Division since is its inception in March 1999. He was co-founder and President of Culinary Service Network, Inc., a senior dining contract management company, from April 1982 to September 1998. Prior thereto he served in various operational capacities with Stouffer's Management Food Service from January 1976 to February 1982.

Gary L. Gaddy has been Executive Vice President, Sales and Marketing of the Company since June 2000. He was Senior Vice President, Sales and Marketing of the Company from March 1998 to June 2000. Prior thereto, he was Vice President, Health Systems for the Company from July 1997 to March 1998. Mr. Gaddy was Vice President of Sales and Marketing for EmCare, Inc., an emergency medicine contract management company from January 1995 to July 1997. He was Vice President/General Manager of Business Development for HMSS Management, Inc., a home infusion company, from August 1990 to December 1994. Mr. Gaddy has over 20 years of sales and marketing experience in the healthcare industry.

Richard C. Roberson has been a Division Vice President of the Company since October 1997. He was a Regional Vice President of the Company since the Distribution in March 1996. Prior thereto, he served MRI's Health Care Division in various capacities, including as a Regional Vice President, District Manager and Food Service Director.

George T. Levins has been a Division Vice President of the Company since June 1999. He was a Regional Vice President of the Company from January 1998 to June 1999. Prior thereto, he was a Regional Director of Operations from January 1997 to June 1999 and a director of Food and Nutrition Services from June 1996 to January 1997. He served in various operational capacities with Baxter Healthcare from June 1989 to June 1996, including Account Manager, Region Manager and Sales Manager. Mr Levins served in the Marine Corps from June 1985 to May 1989.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

Certain information required by this item is incorporated herein by reference to information contained under the caption "Common Stock Market Prices and Dividends" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2000. The Company intends to continue to pay dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA.

The information contained under the caption "Selected Financial Data" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2000 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2000 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2000 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and the related report of the Company's independent auditors contained in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2000, are incorporated herein by reference:

     Consolidated Statements of Income - Fiscal years ended May 31, 2000, May 31, 1999 and May 31, 1998.

     Consolidated Balance Sheets - As of May 31, 2000 and May 31, 1999.

     Consolidated Statements of Cash Flows - Fiscal years ended May 31, 2000, May 31, 1999 and May 31, 1998.

     Consolidated Statements of Stockholders' Equity - Fiscal years ended May 31, 2000, May 31, 1999 and May 31, 1998.

     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

(a) The information regarding directors of the Company is incorporated herein by reference to the information set forth in the sections captioned "Election of Directors" and "Nominee Biographies" and "Standing Director Biographies" in the definitive proxy statement of the Registrant dated August 22, 2000, relating to the Registrant's annual meeting of shareholders to be held on September 27, 2000.

(b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Board of Directors Information" in the definitive proxy statement of the Registrant dated August 22, 2000 relating to the Registrant's annual meeting of shareholders to be held on September 27, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" under "Election of Directors" in the definitive proxy statement of the Registrant dated August 22, 2000, relating to the Registrant's annual meeting of shareholders to be held on September 27, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The following documents are incorporated by reference into or are filed as part of this report:

     1.  Financial Statements:

          The following consolidated financial statements and the independent auditors' report thereon, included in the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2000, a copy of which is contained in the exhibits to this report, are incorporated herein by reference:

                                                        Page Reference

                                                        in paper version
                                                        of Annual Report
                                                        to Shareholders

                                                        ----------------
         Consolidated Statements of Income for
         the fiscal years ended May 31, 2000,
         May 31, 1999 and May 31, 1998...................... 22

         Consolidated Balance Sheets as of

         May 31, 2000 and May 31, 1999...................... 23

         Consolidated Statements of Cash Flows
         for the fiscal years ended May 31, 2000,
         May 31, 1999 and May 31, 1998...................... 24

         Consolidated Statements of Stockholders' Equity
         for the fiscal years ended May 31, 2000,
         May 31, 1999 and May 31, 1998...................... 25

         Notes to Consolidated Financial Statements......... 26 - 34

         Report of Independent Auditors..................... 35

                                                        Page Reference
                                                        in Form 10-K
                                                        --------------
     2. Financial statement schedule:

         Schedule II - Valuation  and  Qualifying  Accounts
         for the fiscal years ended May 31, 2000, 1999 and
         1998............................................... 16

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

3.1 Amended and Restated Articles of Incorporation of Morrison Management Specialists, Inc.*

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

4.6       First Amendment to Rights Agreement.

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

10.16 Form of Indemnification Agreement to be entered into with executive officers and directors.*

10.17*** Form of Change of Control Agreement to be entered into with executive officers.+

10.18 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc. and Eugene E. Bishop.+

10.19 Non-Qualified Stock Option Agreement between Morrison Restaurants Inc. and Samuel E. Beall, III.+

10.20 Amended and Restated Credit Agreement dated July 2, 1998, together with related Amended and Restated Revolving Credit Notes, Amended and Restated Swing Line Note and Subsidiary Guaranty.+++

10.21*** First Amendment to the Morrison Management Specialists, Inc. Executive Supplemental Pension Plan.++

10.22*** First Amendment to the Morrison Management Specialists, Inc. Management Retirement Plan.++

10.23*** First Amendment to the Morrison Management Specialists, Inc. Salary Deferral Plan.++

10.24*** Second Amendment to the Morrison Management Specialists, Inc. Salary Deferral Plan.++

10.25*** First Amendment to the Morrison Management Specialists, Inc. Deferred Compensation Plan.++

10.26*** Second Amendment to the Morrison Management Specialists, Inc. Deferred Compensation Plan.++

10.27*** Morrison Management Specialists, Inc. Salary Deferral Plan together with related form of Amended Trust Agreement.+++

10.28*** Morrison Management Specialists, Inc. Deferred Compensation Plan and related form of Amended Trust Agreement.+++

10.29***  First Amendment to the 1996 Executive Stock Incentive Plan.+++

10.30***  First Amendment to the 1996 Non-Executive Stock Incentive
          Plan.+++

10.31***  Second Amendment to the 1996 Executive Stock Incentive Plan.+++

10.32***  Second Amendment to the 1996 Non-Executive Stock Incentive
          Plan.+++

10.33*** Third Amendment to the Morrison Management Specialists, Inc. Salary Deferral Plan.+++

10.34     Stock Purchase Agreement of Drake Management Services, Inc.+++

10.35     Asset Purchase Agreement of Spectra Services, Inc.+++

10.36*** Fourth Amendment to the Morrison Management Specialists, Inc. Salary Deferral Plan.

11        Statement regarding computation of per share earnings.

13 Annual Report to Stockholders for the fiscal year ended May 31, 2000 (Only portions specifically incorporated by reference in the Form 10-K are incorporated herewith.)

21.1      List of subsidiaries of Morrison Management Specialists, Inc.

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

+++ Incorporated by reference to Exhibit of the same number in the Registrant's Annual report on Form 10-K for the fiscal year ended May 31, 1998.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the most recent fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MORRISON MANAGEMENT SPECIALISTS, INC.


             Date 08/22/00           By:/s/ Glenn A. Davenport
                                         Glenn A. Davenport
                                         President, Chief Executive Officer
                                         and Chairman of the Board

             Date 08/22/00           By:/s/ K. Wyatt Engwall
                                         K. Wyatt Engwall
                                         Chief Financial Officer and
                                         Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Date 08/22/00           By:/s/Glenn A. Davenport
                                         Glenn A. Davenport
                                         President, Chief Executive Officer and
                                         Chairman of the Board

             Date 08/22/00           By:/s/K. Wyatt Engwall
                                         K. Wyatt Engwall
                                         Chief Financial Officer and
                                         Assistant Secretary

             Date 08/22/00           By:/s/Claire L. Arnold
                                         Claire L. Arnold
                                         Director


             Date 08/22/00           By:/s/ E. Eugene Bishop
                                         E. Eugene Bishop
                                         Director


             Date 08/22/00           By:/s/Fred L. Brown
                                         Fred L. Brown
                                         Director

             Date 08/22/00           By:/s/Michael F. Corbett
                                         Michael F. Corbett
                                         Director

             Date 08/22/00           By:/s/John B. McKinnon
                                         John B. McKinnon
                                         Director


             Date 08/22/00           By:/s/A. Robert Outlaw, Jr.
                                         A. Robert Outlaw, Jr.
                                         Director


             Date 08/22/00           By:/s/Dr. Benjamin F. Payton
                                         Dr. Benjamin F. Payton
                                         Director


Morrison Management Specialists, Inc.
Schedule II - VALUATION  AND  QUALIFYING  ACCOUNTS
For the Periods Ended May 31, 2000, 1999 and 1998
(Dollars in Thousands)

             Column A                Column B         Column C        Column D (A)  Column E
-----------------------------------------------------------------------------------------------
                                                     Additions

                                               -----------------------
                                     Balance    Charged    Charged                 Balance
                                        at        to         to                       at
                                    Beginning   Costs and   Other                    End
            Description             of Period   Expenses   Accounts    Deductions  of Period
   ---------------------------     -----------------------------------------------------------
Year ended May 31, 2000:
Trade receivables:
   Allowance for doubtful accounts    $ 712       $   61      $   0      $  96        $  677
                                   ===========================================================

Year ended May 31, 1999:
Trade receivables:
   Allowance for doubtful accounts    $ 887       $    0      $  36      $ 211        $  712
                                   ===========================================================

Year ended May 31, 1998:
Trade receivables:
   Allowance for doubtful accounts    $ 744       $    0      $ 196      $  53        $  887
                                   ===========================================================

Notes: (A) Write-off of trade receivables determined to be uncollectible against the allowance for doubtful accounts.