Form 10-Q
period 2000-08-31
MORRISON MANAGEMENT SPECIALISTS INC
filed 2000-10-16
CIK 1007507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 2000

                                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to                 .
                              -----------------  ------------------


                         Commission file number 1-14194


                      MORRISON MANAGEMENT SPECIALISTS, INC.
               ---------------------------------------------------
               (Exact name of Registrant as specified in charter)


           GEORGIA                                               63-1155966
-------------------------------------------              -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              identification No.)

1955 Lake Park Drive, Suite 400, Smyrna, GA                      30080-8855
-------------------------------------------              -----------------------

Registrant's telephone number, including area code:            (770)437-3300
                                                         -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   12,844,012
--------------------------------------------------------------------------------
      (Number of shares of $0.01 par value common stock outstanding as of September 30, 2000)

                                      INDEX
                                      -----


                                                                         Page
                                                                         Number
                                                                         ------
                          PART I Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of August 31, 2000
        and May 31, 2000..................................................  3

        Condensed Consolidated Statements of Income for the Three Months
        Ended August 31, 2000 and August 31, 1999.........................  4

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended August 31, 2000 and August 31, 1999..................  5

        Notes to Condensed Consolidated Financial Statements..............  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................... 7-9

Item 3. Quantitative and Qualitative Disclosures about Market Risk........  9

                           PART II Other Information

Item 1. Legal Proceedings.................................................  10

Item 2. Changes in Securities.............................................  10

Item 3. Defaults upon Senior Securities...................................  10

Item 4. Submission of Matters to a Vote of Security Holders...............  10

Item 5. Other Information.................................................  10

Item 6. Exhibits and Reports on Form 8-K..................................  10

Signatures................................................................  11

Index to Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  12

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

             Morrison Management Specialists, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                      (In thousands, except per share data)


                                                  As of               As of
                                              August 31,             May 31,
                                                   2000                2000
                                            ---------------------------------
                                             (Unaudited)
Assets
Current assets:
  Cash......................................   $  3,748            $  3,645
  Receivables - accounts and notes (net)....     41,908              40,417
  Inventories...............................      4,986               4,909
  Prepaid expenses..........................      5,352               3,209
  Deferred income tax benefits..............      1,397               1,397
                                            --------------------------------
    Total current assets....................     57,391              53,577
                                            --------------------------------

Property and equipment - at cost............     42,066              40,799
  Less accumulated depreciation.............     15,881              15,408
                                            --------------------------------
                                                 26,185              25,391
Cost in excess of net assets acquired, net..     18,132              18,670
Other assets................................     25,138              22,822
                                            --------------------------------
    Total assets............................   $126,846            $120,460
                                            ================================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..........................   $ 19,166            $ 19,290
  Accrued other liabilities.................     17,746              17,389
  Current portion of long-term debt.........          1                  28
                                            --------------------------------
    Total current liabilities...............     36,913              36,707
                                            --------------------------------
Long-term debt..............................     57,120              54,865
Other deferred liabilities..................     13,585              13,803
Stockholders' equity:
  Common stock, $0.01 par value
    (authorized 100,000 shares;
     issued: 12,819 and 12,704 shares,
     Aug. 31, 2000 and May 31, 2000,
     respectively)..........................        128                 127
  Capital in excess of par value............     16,680              16,488
  Unearned ESOP shares......................     (2,167)             (2,292)
  Deferred Compensation Plan liability
    payable in Company stock................      1,651               1,645
  Company stock held by Deferred
    Compensation Plan.......................     (1,651)             (1,645)
  Retained earnings.........................      4,587                 762
                                            --------------------------------
Total stockholders' equity..................     19,228              15,085
                                            --------------------------------
Total liabilities and stockholders' equity..   $126,846            $120,460
                                            ================================

The accompanying notes are an integral part of the financial statements.




             Morrison Management Specialists, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   For the Three Months Ended
                                                August 31,            August 31,
                                                     2000                  1999
                                              ---------------------------------
Revenues......................................   $131,029               $93,983
Operating expenses............................    113,065                78,952
                                              ---------------------------------
Gross profit..................................     17,964                15,031
Selling, general and administrative expenses..      9,980                 8,382
                                              ---------------------------------
                                                    7,984                 6,649
Interest expense, net of interest income,
  totaling $69 and $72, in fiscal 2001
  and fiscal 2000, respectively...............        847                   629
                                              ---------------------------------
Income before provision for income taxes......      7,137                 6,020
Provision for federal and state income taxes..      2,819                 2,375
                                              ---------------------------------
Net income....................................   $  4,318               $ 3,645
                                              =================================

Earnings per share - Basic....................   $   0.34               $  0.28
                                              =================================
Earnings per share - Diluted..................   $   0.33               $  0.27
                                              =================================

Weighted-average common shares - Basic........     12,657                13,079
Net effect of dilutive stock options..........        618                   406
                                              ---------------------------------
Weighted-average common and common
     equivalent shares - Diluted..............     13,275                13,485
                                              =================================


The prior year's share data and earnings per share amounts have been adjusted to reflect the May 2000 stock dividend.

The accompanying notes are an integral part of the financial statements.




             Morrison Management Specialists, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                     For the Three Months Ended
                                                     August 31,       August 31,
                                                          2000             1999
                                                   -----------------------------
Operating activities:
Net income.........................................   $  4,318         $  3,645
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation...................................      1,331            1,122
    Amortization of intangibles....................        265              260
    Deferred income taxes..........................          0              276
    Gain on disposition of assets..................          0              (12)
    Changes in operating assets and liabilities:
       Receivables.................................     (1,465)             770
       Inventories.................................        (76)            (157)
       Prepaid expenses and other assets...........     (1,486)          (2,151)
       Accounts payable, accrued and
         other liabilities.........................        289           (3,799)
       Income taxes payable........................          0            1,883
                                                   -----------------------------
Net cash provided by operating activities..........      3,176            1,837
                                                   -----------------------------
Investing activities:
Purchases of property and equipment................     (2,166)            (935)
Proceeds from disposal of assets...................         41              141
Investment in foodbuy.com..........................     (3,000)               0
Cost of acquisitions, net..........................          0               46
                                                   -----------------------------
Net cash used by investing activities..............     (5,125)            (748)
                                                   -----------------------------
Financing activities:
Net proceeds from long-term debt...................     10,000                0
Principal payments on long-term debt...............     (7,771)          (1,849)
Proceeds from exercise of stock options and
  issuance of stock, net of income tax benefits....      7,918            1,793
Payments to acquire Treasury Stock.................     (7,871)               0
Dividends paid.....................................       (495)            (474)
ESOP shares released...............................        271              191
                                                   -----------------------------
Net cash provided/(used) by financing activities...      2,052             (339)
                                                   -----------------------------
Increase in cash and short-term investments........        103              750
Cash and short-term investments at the
  beginning of the period..........................      3,645            2,780
                                                   -----------------------------
Cash and short-term investments at the
  end of the period................................   $  3,748         $  3,530
                                                   =============================

The accompanying notes are an integral part of the financial statements.

             Morrison Management Specialists, Inc. and Subsidiaries

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments for normal recurring accruals. These adjustments are necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim period presented. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

Certain prior reported amounts and balances have been reclassified to conform to the current year presentation.

NOTE B - SUBSEQUENT EVENTS

Declaration of Cash Dividend
On September 28, 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on October 31, 2000 to shareholders of record at the close of business on October 13, 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below relates to the results of operations of Morrison Management Specialists, Inc. ("MMS" or the "Company") for the quarter ended August 31, 2000 compared with the results for the comparable period of the prior year.

MANAGED VOLUME

The Company generally performs its services pursuant to either management fee or profit and loss contracts. While the services performed are the same, revenue recognition varies by type of contract. In a management fee account, MMS manages the services and facilities, but the client is responsible for all or nearly all the costs. Revenues and fees are recognized for the amount of the contractually agreed-upon management fee, any earned incentives, plus any expenses or employee payroll costs paid by the Company and charged back to the client. In a profit and loss account, MMS assumes the risk of profit or loss for the foodservice operation. For such accounts, the amount of revenue reported is the actual revenue generated from meals served to patients, client employees and visitors.

Due to the difference between the amount of revenue that is reported for a fee account (net management fees plus reimbursed expenses) and a profit and loss account (gross revenues from meal sales), Management uses the concept of managed volume as an important indicator of the Company's growth and performance. MMS defines and estimates managed volume as the total cost of operating all client accounts as if MMS performed all services on a profit and loss basis. Management uses managed volume as an additional indicator of performance and not as a replacement of financial measures, such as revenues, as defined and required by accounting principles generally accepted in the United States.

Managed volume from operations for the three months ended August 31, 2000 increased $35.6 million or 19.9% to $214.4 million compared to $178.8 million for corresponding prior year period due to growth in new and existing accounts.

RESULTS OF OPERATIONS

The Company's net income increased 18.5% to $4.3 million for the quarter as compared with net income of $3.6 million reported for the corresponding period of the prior fiscal year. Earnings before interest and taxes increased 20.1% or $1.3 million to $8.0 million for the quarter as compared to $6.6 million for the prior year quarter. The increase from the corresponding prior year period was due to growth in new account income. The Company also continues to experience high account retention.

For the three months ended August 31, 2000, revenue from operations increased $37.0 million or 39.4% to $131.0 million as compared to $94.0 million in revenue for the corresponding prior year period. The increase was primarily attributable to the conversion of client-paid payroll to Company-paid payroll in continuing accounts and opening new accounts.

OPERATING EXPENSES

Operating expenses increased $34.1 million or 43.2% to $113.1 million for the three months ended August 31, 2000 as compared to $79.0 million reported for the corresponding period of the prior fiscal year. These expenses have increased over the prior year period primarily as a result of costs associated with the addition of new accounts and the conversion of client-paid payroll to Company-paid payroll in continuing accounts.

Selling, general and administrative expenses increased $1.6 million or 19.1% to $10.0 million for the three months ended August 31, 2000 as compared to $8.4 million for the corresponding period of the prior fiscal year. This increase is due to costs related to account openings which resulted in increased investments in human resources recruiting, training and development, relocations and promotions.

INTEREST EXPENSE, Net of Interest Income

Net interest expense increased from $0.6 million to $0.8 million for the three months ended August 31, 2000 as compared to the same period of the prior year. The increase in interest is attributable to higher average borrowings.

INCOME TAXES

The effective income tax rate on continuing operations for the three months ended August 31, 2000 and for the corresponding period of the prior year was 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

Due to the nature of its contract foodservice business, the Company is able to maintain a relatively steady cash flow. Cash flow from operations has historically financed MMS's capital investments. MMS requires capital principally for acquisitions, new accounts, equipment replacement and remodeling of existing accounts, and the construction of Advanced Culinary CentersTM. The Company did not have material commitments for capital expenditures as of August 31, 2000. MMS has plans for expansion over the next several years and expects that cash flow from operations plus utilization of the existing lines of credit will be sufficient to provide for this expansion. See "Special Note Regarding Forward-Looking Information."

The Company has a $75 million revolving credit facility from four financial institutions extending through July 2, 2003. Borrowings under the credit facility bear interest based on LIBOR. The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term.

Total assets at August 31, 2000 were $126.8 million, a $6.4 million increase over $120.5 million in total assets of the prior fiscal year end. This increase is attributable to an increase in current assets of $3.8 million comprised of increases in accounts receivable and prepaid assets and an increase in long-term assets of $2.6 million comprised of increases in fixed assets, investments and deferred other assets.

Total liabilities at August 31, 2000 were $107.6 million, a $2.2 million increase from $105.4 million as of the end of the prior fiscal year. This increase was primarily due to a $2.3 million increase in long-term debt.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

The foregoing sections contain "forward-looking" statements which represent the Company's expectations or beliefs concerning future events, including statements regarding liquidity and capital resources and impact of the year 2000 issue. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from such forward-looking statements including, without limitation, the following: healthcare spending trends; the growth of systems and group purchasing organizations; changes in healthcare regulations; increased competition in the healthcare food and nutrition or senior living markets; customer acceptance of the Company's cost-saving programs; impact of the year 2000; and changes in laws and regulations affecting labor and employee benefit costs.

SUBSEQUENT EVENTS

Declaration of Cash Dividend
On September 28, 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on October 31, 2000 to shareholders of record at the close of business on October 13, 2000.

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

None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5     OTHER INFORMATION

None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           Exhibit 27 Financial Data Schedule - For the Three Months ended August 31, 2000


     (b)   Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MORRISON MANAGEMENT SPECIALISTS, INC.
                                                                    (Registrant)

10/11/00                                                  By:/s/K. WYATT ENGWALL
--------                                                    --------------------
DATE                                                         K. WYATT ENGWALL
                                 Chief Financial Officer and Assistant Secretary
                                                  (Principal Accounting Officer)

                      MORRISON MANAGEMENT SPECIALISTS, INC.
                                LIST OF EXHIBITS

Exhibit
Number                                  Description
--------------------------------------------------------------------------------
27                    Financial Data Schedule - For the Three Months ended
                      August 31, 2000