Form 10-Q
period 2000-11-30
MORRISON MANAGEMENT SPECIALISTS INC
filed 2001-01-16
CIK 1007507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .
                              -----------------  ------------------


                         Commission file number 1-14194
                                                -------

                      MORRISON MANAGEMENT SPECIALISTS, INC.
               ---------------------------------------------------
               (Exact name of Registrant as specified in charter)


        GEORGIA                                                  63-1155966
-------------------------------------------               ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              identification No.)

1955 Lake Park Drive, Suite 400, Smyrna, GA                      30080-8855
-------------------------------------------               ----------------------
Registrant's telephone number, including area code:            (770)437-3300
                                                          ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   12,783,834
--------------------------------------------------------------------------------
(Number of shares of $0.01 par value common stock outstanding as of December 31, 2000)

                                      INDEX
                                                                          Page
                                                                         Number
                                                                         ------
                          PART I Financial Information
                          ----------------------------
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of  November 30, 2000
        and May 31, 2000..................................................  3

        Condensed Consolidated Statements of Income for the Three and Six
        Months Ended November 30, 2000 and November 30, 1999..............  4


        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended November 30, 2000 and November 30, 1999.....................  5

        Notes to Condensed Consolidated Financial Statements..............  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................. 7-9

Item 3. Quantitative and Qualitative Disclosures about Market Risk........  9


                           PART II Other Information
                           -------------------------
Item 1. Legal Proceedings................................................. 10

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

Item 5. Other Information................................................. 10

Item 6. Exhibits and Reports on Form 8-K.................................. 10

Signatures................................................................ 11

Index to Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
ITEM 1   FINANCIAL STATEMENTS

             Morrison Management Specialists, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                      As of               As of
                                                November 30,             May 31,
                                                       2000                2000
                                             -----------------------------------
                                                 (Unaudited)
Assets
Current assets:
  Cash.......................................     $   2,542           $   3,645
  Receivables - accounts and notes (net).....        46,926              40,417
  Inventories................................         5,367               4,909
  Prepaid expenses...........................         6,368               3,209
  Deferred income tax benefits...............         1,397               1,397
                                             -----------------------------------
    Total current assets.....................        62,600              53,577
                                             -----------------------------------

Property and equipment - at cost.............        44,152              40,799
  Less accumulated depreciation..............        16,971              15,408
                                             -----------------------------------
                                                     27,181              25,391
Cost in excess of net assets acquired, net...        18,358              18,670
Other assets.................................        27,603              22,822
                                             -----------------------------------
    Total assets.............................      $135,742            $120,460
                                             ===================================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...........................      $ 19,465            $ 19,290
  Accrued other liabilities..................        18,070              17,389
  Current portion of long-term debt..........             3                  28
                                             -----------------------------------
    Total current liabilities................        37,538              36,707
                                             -----------------------------------
Long-term debt, less current portion.........        63,275              54,865
Other deferred liabilities...................        13,915              13,803
Stockholders' equity:
  Common stock, $0.01 par value
    (authorized 100,000 shares; issued:
     12,777 and 12,704 shares, Nov. 30, 2000
     and May 31, 2000, respectively).........           128                 127
  Capital in excess of par value.............        14,198              16,488
  Unearned ESOP shares.......................        (2,035)             (2,292)
  Deferred Compensation Plan liability
    payable in Company stock.................         1,728               1,645
  Company stock held by Deferred
    Compensation Plan........................        (1,728)             (1,645)
  Retained earnings..........................         8,723                 762
                                             -----------------------------------
Total stockholders' equity...................        21,014              15,085
                                             -----------------------------------
    Total liabilities and stockholders'
      equity.................................      $135,742            $120,460
                                             ===================================
The accompanying notes are an integral part of the financial statements.






             Morrison Management Specialists, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 For the Three Months Ended             For the Six Months Ended
                                              November 30,      November 30,         November 30,      November 30,
                                                     2000              1999                 2000              1999
                                              ---------------------------------------------------------------------
Revenues......................................   $132,336          $101,185             $263,365          $195,168
Operating expenses............................    114,009            85,075              227,074           164,027
                                              ---------------------------------------------------------------------
Gross profit..................................     18,327            16,110               36,291            31,141
Selling, general and administrative
  expenses....................................      9,702             9,756               19,682            18,138
                                              ---------------------------------------------------------------------
                                                    8,625             6,354               16,609            13,003
Interest expense, net of interest income......        949               674                1,796             1,303
                                              ---------------------------------------------------------------------
Income before provision for income taxes......      7,676             5,680               14,813            11,700
Provision for federal and state income taxes..      3,032             2,232                5,851             4,607
                                              ---------------------------------------------------------------------
Net income....................................    $ 4,644           $ 3,448              $ 8,962           $ 7,093
                                              =====================================================================

Earnings per share - Basic....................    $  0.37           $  0.26              $  0.71           $  0.54
                                              =====================================================================
Earnings per share - Diluted..................    $  0.35           $  0.26              $  0.68           $  0.53
                                              =====================================================================

Weighted-average common shares - Basic........     12,699            13,043               12,678            13,061
Net effect of dilutive stock options..........        550               373                  584               390
                                              ---------------------------------------------------------------------
Weighted-average common shares - Diluted......     13,249            13,416               13,262            13,451
                                              =====================================================================

Dividends declared per share..................    $  0.04           $  0.04              $  0.08           $  0.08
                                              =====================================================================

The prior year's share data and earnings per share amounts have been adjusted to reflect the May 2000 stock dividend.
The prior year's dividends declared per share amounts have not been adjusted to reflect the May 2000 stock dividend.
The accompanying notes are an integral part of the financial statements.


             Morrison Management Specialists, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                       For the Six Months Ended
                                                   November 30,        November 30,
                                                          2000                1999
                                                 -------------------------------------
Operating activities:
Net income.......................................     $  8,962            $  7,093
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation.................................        2,678               2,273
    Amortization of intangibles..................          540                 531
    Deferred income taxes........................         (256)                132
    Loss/(Gain) on disposition of assets.........            8                (118)
    Changes in operating assets and liabilities:
       Receivables...............................       (6,509)             (4,257)
       Inventories...............................         (458)               (701)
       Prepaid expenses and other assets.........       (4,684)             (2,364)
       Accounts payable, accrued and
         other liabilities.......................        1,240                 226
       Income taxes payable......................            -                 189
                                                 ----------------------------------
Net cash provided by operating activities........        1,521               3,004
                                                 ----------------------------------
Investing activities:
Purchases of property and equipment..............       (4,566)             (5,321)
Proceeds from disposal of assets.................           90                 940
Investment in foodbuy.com........................       (3,000)                  0
Cost of acquisitions, net........................         (500)             (1,104)
                                                 ----------------------------------
Net cash used by investing activities............       (7,976)             (5,485)
                                                 ----------------------------------
Financing activities:
Net proceeds from long-term debt.................       17,513              10,000
Principal payments on long-term debt.............       (9,128)             (3,610)
Proceeds from exercise of stock options and
  issuance of stock, net of income tax benefits..       11,960               2,866
Payments to acquire Treasury Stock...............      (14,575)             (5,755)
Dividends paid...................................       (1,001)               (924)
ESOP shares released.............................          583                 358
                                                 ----------------------------------
Net cash provided by financing activities........        5,352               2,935
                                                 ----------------------------------
(Decrease)/Increase in cash and short-term
  investments....................................       (1,103)                454
Cash and short-term investments at the
  beginning of the period........................        3,645               2,780
                                                 ----------------------------------
Cash and short-term investments at the
  end of the period..............................     $  2,542            $  3,234
                                                 ==================================

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

NOTE B - SUBSEQUENT EVENTS

Declaration of Cash Dividend

On January 9, 2001, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on January 31, 2001 to shareholders of record at the close of business on January 19, 2001.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below relates to the results of operations of Morrison Management Specialists, Inc. ("MMS" or the "Company") for the quarter and six months ended November 30, 2000 compared with the results for the comparable periods of the prior year.

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

Managed volume from operations increased $30.2 million or 16.3% to $214.8 million for the quarter and increased $65.8 million or 18.1% to $429.2 million for the six months ended November 30, 2000 as compared to $184.7 million and $363.4 million for the corresponding prior year periods due to new accounts, acquired accounts and growth in existing accounts.

RESULTS OF OPERATIONS

The Company's net income increased 34.7% to $4.6 million for the quarter and increased 26.4% to $9.0 million for the six months ended November 30, 2000, as compared with net income of $3.4 million and $7.1 million reported for the corresponding periods of the prior fiscal year. Earnings before interest and taxes increased 35.7% or $2.3 million to $8.6 million for the quarter and increased 27.7% or $3.6 million to $16.6 million for the six months ended November 30, 2000, as compared with earnings before interest and taxes of $6.4 million and $13.0 million for the corresponding prior year periods. The increase from the corresponding prior year periods was due to growth in new account income. The Company also continues to experience high account retention.

Revenue from operations increased $31.2 million or 30.8% to $132.3 million for the quarter and increased $68.2 million or 34.9% to $263.4 million for the six months ended November 30, 2000, as compared with revenue of $101.2 million and $195.2 million for the corresponding prior year periods. The increase was primarily attributable to the conversion of client-paid payroll to Company-paid payroll in continuing accounts and opening new accounts.

OPERATING EXPENSES

Operating expenses increased $28.9 million or 34.0% to $114.0 million for the quarter and increased $63.0 million or 38.4% to $227.1 million for the six months ended November 30, 2000, as compared with operating expenses of $85.1 million and $164.0 million for the corresponding prior year periods. These expenses have increased over the prior year period primarily as a result of costs associated with the addition of new accounts and the conversion of client-paid payroll to Company-paid payroll in continuing accounts.

Selling, general and administrative expenses decreased $0.1 million or 0.6% to $9.7 million for the quarter and increased $1.5 million or 8.5% to $19.7 for the six months ended November 30, 2000 as compared to $9.8 million and $18.1 million for the corresponding period of the prior fiscal year. This year to date increase is due to costs related to account openings which resulted in increased investments in human resources, recruiting, training and development, relocations and promotions.

INTEREST EXPENSE, Net of Interest Income

Net interest expense increased from $0.7 million to $0.9 million for the quarter and increased from $1.3 million to $1.8 million for the six months ended November 30, 2000 as compared to the same periods of the prior year. The increases in interest are attributable to higher average borrowings.

INCOME TAXES

The effective income tax rate for the quarter and six months ended November 30, 2000 was 39.5% as compared to effective income tax rates of 39.3% and 39.4% for the corresponding periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Due to the nature of its contract foodservice business, the Company is able to maintain a relatively steady cash flow. Cash flow from operations has historically financed MMS's capital investments. MMS requires capital principally for acquisitions, new accounts, equipment replacement and remodeling of existing accounts, and the construction of Advanced Culinary CentersTM. The Company did not have material commitments for capital expenditures as of November 30, 2000. MMS has plans for expansion over the next several years and expects that cash flow from operations plus utilization of the existing lines of credit will be sufficient to provide for this expansion. See "Special Note Regarding Forward-Looking Information."

The Company has a $75 million revolving credit facility from four financial institutions extending through July 2, 2003. Borrowings under the credit facility bear interest based on LIBOR. The Company expects that funds generated from operations and existing lines of credit will be sufficient to meet its normal operating requirements over the near term.

Total assets at November 30, 2000 were $135.7 million, a $15.3 million increase over $120.5 million in total assets as of the prior fiscal year end. This increase is attributable to an increase in current assets of $9.0 million comprised of increases in accounts receivable and prepaid expenses and an increase in long-term assets of $6.3 million comprised of increases in fixed assets and other assets.

Total liabilities at November 30, 2000 were $114.7 million, a $9.4 million increase from $105.4 million as of the end of the prior fiscal year. This increase was primarily due to an $8.4 million increase in long-term debt.

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

SUBSEQUENT EVENTS

Declaration of Cash Dividend

On January 9, 2001, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share of outstanding common stock payable on January 31, 2001 to shareholders of record at the close of business on January 19, 2001.

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

                          PART II - OTHER INFORMATION
                          ---------------------------
ITEM 1  LEGAL PROCEEDINGS

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

None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2000, the Company held its Annual Meeting of Shareholders in Atlanta, Georgia. During the meeting, the following matters were voted upon.

Proposal 1 for the election of Directors
----------------------------------------
The following nominees were elected as Class II directors to the Board of Directors for a three-year term.

                                                                 Number
                                            Number of            of Votes
Nominees                                    Votes For            Withheld
--------------------------------------------------------------------------------
Claire L. Arnold          Class II          8,990,276              91,964
Glenn A. Davenport        Class II          8,990,578              91,662


Other members of the Board of Directors are E. Eugene Bishop, Fred L. Brown, Michael F. Corbett, John B. McKinnon, Arthur R. Outlaw, Jr. and Dr. Benjamin F. Payton.


Proposal 2 for the  amendment of  the Company's 1996 Stock Incentive Plan
-------------------------------------------------------------------------
The proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder by 500,000 shares received 6,549,323 FOR votes, 2,471,439 AGAINST votes and 61,478 ABSTAINED votes.

ITEM 5  OTHER INFORMATION

            None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:
            None

(b)       Reports on Form 8-K:
            None

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MORRISON MANAGEMENT SPECIALISTS, INC.
                                                                    (Registrant)

01/11/01                                                 By:/s/ K. WYATT ENGWALL
--------                                                    --------------------
 DATE                                                           K. WYATT ENGWALL
                                 Chief Financial Officer and Assistant Secretary
                                                  (Principal Accounting Officer)

                      MORRISON MANAGEMENT SPECIALISTS, INC.
                                LIST OF EXHIBITS

Exhibit
Number                Description
------------------------------------------------------------------------
None